Form 10-K405
period 1997-12-31
GLOBAL DECISIONS GROUP LLC
filed 1998-06-16
CIK 1044272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL PERIOD ENDED DECEMBER 31, 1997

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM    TO

                       COMMISSION FILE NUMBER: 333-34-477

                                   -----------

                           GLOBAL DECISIONS GROUP LLC
             (Exact name of registrant as specified in its charter)


                   DELAWARE                                   13-3963605
       (State or other jurisdiction of                     (I.R.S. employer
        incorporation or organization)                    identification no.)

    c/o MCCARTHY, CRISANTI & MAFFEI, INC.
              590 MADISON AVENUE
              NEW YORK, NEW YORK                                 10022
   (Address of principal executive offices)                   (Zip Code)

               Registrant's telephone number, including area code:
                                  212-896-7510

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No  X
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No
                                 ---    ---

         At June 16, 1998 there were 4,838,710 Limited Liability Company units outstanding.

         This special financial report contains only financial statements for the fiscal year ended December 31, 1997 pursuant to Rule 15d-2.

                        MCM GROUP, INC. AND SUBSIDIARIES
               (PREDECESSOR COMPANY OF GLOBAL DECISIONS GROUP LLC)

                      CONSOLIDATED FINANCIAL STATEMENTS AND
                        REPORT OF INDEPENDENT ACCOUNTANTS

                          YEAR ENDED DECEMBER 31, 1997

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
MCM Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of MCM GROUP, INC. and SUBSIDIARIES (the Predecessor Company of Global Decisions Group LLC - see
Note 1 to the consolidated financial statements) as of December 31, 1997, and the related consolidated statements of income, changes in members' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MCM Group, Inc. and Subsidiaries as of December 31, 1997, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.







New York, New York
February 20, 1998

MCM GROUP, INC. AND SUBSIDIARIES
(PREDECESSOR COMPANY OF GLOBAL DECISIONS GROUP LLC)

CONSOLIDATED BALANCE SHEET

As of December 31, 1997

(in 000's except for units and per unit amounts)

                                                 ASSETS                                      1997
                                                                                           -------
Current assets:
   Cash and cash equivalents                                                               $15,979
   Accounts receivable, net of allowance for doubtful accounts of $307 in 1997               4,387
   Prepaid expenses and other assets                                                           397
                                                                                           -------
               Total current assets                                                         20,763

   Furniture, equipment and leasehold improvements, net                                      1,842
   Excess of cost over fair value of net assets acquired, net                               15,688
   Other assets                                                                              2,264
                                                                                           -------
               Total assets                                                                $40,557
                                                                                           =======

                                    LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                                   $   757
   Accrued vendor commissions                                                                1,683
   Income taxes payable                                                                      2,012
   Bank loans payable                                                                          577
   Payroll and benefit-related liabilities                                                   2,405
                                                                                           -------
               Total current liabilities                                                     7,434

   Deferred income taxes payable                                                               456
   Other liabilities, including minority interest                                            1,068
                                                                                           -------
               Total liabilities                                                             8,958

Commitments and contingencies

Redeemable voting LLC units:
   Voting LLC Units, 168,655 units issued and outstanding at redemption value of $10.47
      per unit, less notes receivable from members of $885                                     880

Members' equity:
   Voting LLC units, 3,170,054 issued and outstanding                                       22,182
   Undistributed earnings                                                                    8,537
                                                                                           -------
               Total members' equity                                                        30,719
                                                                                           -------

               Total liabilities and members' equity                                       $40,557
                                                                                           =======

  The accompanying notes are an integral part of these consolidated financial statements.

MCM GROUP, INC. AND SUBSIDIARIES
(PREDECESSOR COMPANY OF GLOBAL DECISIONS GROUP LLC)

CONSOLIDATED STATEMENT OF INCOME

Year Ended December 31, 1997

(In 000's except per unit and unit amounts)


                                                                         1997
                                                                      ----------
Revenues:
   Research services                                                  $   40,227

Expenses:
   Vendor commissions                                                     11,714

   Compensation and benefits                                              12,114

   Sales, distribution and administrative                                  8,895

   Amortization of excess of cost over fair value of
      net assets acquired                                                    779
                                                                      ----------

               Total expenses                                             33,502

               Operating income                                            6,725

Interest income                                                              687

Other income, net                                                             55
                                                                      ----------

               Income before income taxes                                  7,467

Income taxes                                                               3,544
                                                                      ----------

               Net income                                             $    3,923
                                                                      ==========

Per LLC Unit:
   Net income per LLC unit:
      Basic and diluted                                               $     1.18

   Weighted-average units outstanding                                  3,327,818

  The accompanying notes are an integral part of these consolidated financial statements.

MCM GROUP, INC. AND SUBSIDIARIES
(PREDECESSOR COMPANY OF GLOBAL DECISIONS GROUP LLC)

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' EQUITY

Year ended December 31, 1997

(In 000's)


                                           VOTING LLC   UNDISTRIBUTED
                                              UNITS        EARNINGS       TOTAL
                                           ----------   -------------    -------
Balance at December 31, 1996                 $22,182       $ 4,614       $26,796

Net income                                                   3,923         3,923
                                             -------       -------       -------

Balance at December 31, 1997                 $22,182       $ 8,537       $30,719
                                             =======       =======       =======


  The accompanying notes are an integral part of these consolidated financial statements.

MCM GROUP, INC. AND SUBSIDIARIES
(PREDECESSOR COMPANY OF GLOBAL DECISIONS GROUP LLC)

CONSOLIDATED STATEMENT OF CASH FLOWS

Year Ended December 31, 1997

(in 000's)

                                                                         1997
                                                                       --------
Cash flows from operating activities:
   Net income                                                          $  3,923
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                       1,154
      Changes in assets and liabilities:
         Decrease in receivables, net                                       264
         Increase in accounts payable and accrued expenses                   59
         Increase in accrued vendor commissions                             166
         Increase in income taxes payable                                 1,698
         Increase in payroll and benefit-related liabilities                827
         Decrease in deferred income taxes                                 (385)
         Increase in other, net                                          (1,433)
                                                                       --------

               Total adjustments                                          2,350

               Net cash provided by operating activities                  6,273
                                                                       --------

Cash flows used by investing activities:
   Capital expenditures                                                    (171)
                                                                       --------

Cash flows from financing activities:
   Net bank loan repayments                                                 (80)
   Issuance of redeemable LLC units, less notes receivable                   80
                                                                       --------

               Net cash provided by financing activities                     --

               Net increase in cash                                       6,102

Cash and cash equivalents at beginning of year                            9,877
                                                                       --------

               Cash and cash equivalents at end of year                $ 15,979
                                                                       ========

Supplementary disclosure of cash flow information:
   Cash paid for:
      Income taxes                                                     $  2,231
      Interest                                                                9


  The accompanying notes are an integral part of these consolidated financial statements.

MCM GROUP, INC. AND SUBSIDIARIES
(PREDECESSOR COMPANY OF GLOBAL DECISIONS GROUP LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 1997

1.     BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS:

       MCM Group, Inc. ("MGI" or the "Predecessor Company"), a Delaware corporation, was incorporated on August 21, 1996 as a wholly owned subsidiary of VK/AC Holding, Inc. ("Holding"). On that date, Holding was a majority owned subsidiary of The Clayton & Dubilier Private Equity Fund IV Limited Partnership ("C&D Fund IV"), which is managed by Clayton Dubilier & Rice, Inc. Prior to August 31, 1996, McCarthy, Crisanti & Maffei, Inc. ("MCM") was a wholly owned subsidiary of Holding. On August 31, 1996, Holding's ownership interest in MCM was transferred to MGI. On August 31, 1996, 100% of the outstanding Class A common stock of MGI was distributed to the stockholders of record of Holding as a dividend on their shares of Holding's common stock. Upon the distribution, MGI became a majority owned subsidiary of C&D Fund IV.

       Global Decisions Group LLC, the successor company ("GDG"), a Delaware limited liability company, was formed by MGI and MCM on June 30, 1997, for the purpose of effecting the Merger, as discussed in Note 2, whereby a wholly owned subsidiary of GDG was merged into MGI on February 12, 1998, with MGI as the surviving corporation. Pursuant to this Merger each outstanding share of MGI common stock was converted into the right to receive limited liability company units of GDG. Therefore, the Merger has been accounted for in a manner similar to the pooling of interests method due to the common ownership of MGI and GDG.

       The financial statements include the accounts of GDG, MGI and MCM and its subsidiaries (collectively, "the Company") and reflect the exchange of MGI common stock for GDG units in the Merger. All material intercompany accounts and transactions have been eliminated in consolidation.

       MCM and its subsidiaries are providers of specialized on-line financial information and analysis relating to domestic and international debt and currency markets. MCM distributes its products primarily through on-line telecommunications information networks to institutional clients in 54 countries. In addition to its headquarters in New York, MCM has offices in Boston, London, Paris, Tokyo, Hong Kong and Singapore.

2.     MERGER AND EXCHANGE TRANSACTION:

       On August 1, 1997, MGI entered into the Plan of Merger and Exchange Agreement (the "Merger Agreement") by and among MGI, GDG, the stockholders of Cambridge Energy Research Associates, Inc. ("CERA"), and The Goldman Sachs Group, L.P. ("Goldman"). On February 12, 1998, in accordance with the Merger Agreement, GDG Merger Corporation, a wholly owned subsidiary of GDG which was formed specifically for the purpose of the Merger,

MCM GROUP, INC. AND SUBSIDIARIES
(PREDECESSOR COMPANY OF GLOBAL DECISIONS GROUP LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Year ended December 31, 1997

       was merged into MGI (the "Merger"). MGI was the surviving corporation and became a wholly owned subsidiary of GDG. Each share of MGI Class A and Class C common stock (redeemable - see Note 8 - and non-redeemable) ceased to be outstanding and was converted into the right to receive
       9.55555 limited liability company units of GDG ("Units"), as provided in the Merger Agreement.

       The CERA stockholders exchanged each outstanding share of common stock and non-voting common stock of CERA for 5.17956 Units, 1,243,125 Units in total, the contingent right to receive from 0.49875 to 2.94851 additional Units, and a contingent option to purchase 0.37028 additional Units. Goldman exchanged a portion of its limited partnership interest in Cambridge Energy Research Associates Limited Partnership ("CERA LP"), which was immediately transferred to CERA, for 150,000 Units, the contingent right to receive from 14,444 to 85,389 additional Units, and a contingent option to purchase 9,874 additional Units. The contingent rights and the contingent options are subject to the attainment of certain revenue growth rates by CERA.

       On February 11, 1998, MCM entered into a five year revolving credit agreement with Chase Manhattan Bank and Bank of America National Trust and Savings Association which provides for a $30,000,000 facility. In accordance with the Merger Agreement, on February 12, 1998, MCM loaned $25,000,000 to CERA. CERA used these funds to distribute $21,510,000 to its stockholders and to purchase a portion of the limited partnership interest in CERA LP from Goldman for $2,390,000.

       As a result of these transactions, CERA became a wholly owned subsidiary of GDG, and CERA LP was dissolved and its assets and liabilities transferred to CERA.

       The acquisition of CERA on February 12, 1998, for approximately $46,000,000 ($16,000,000 in Units and $30,000,000 in cash) has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. Intangibles (principally goodwill) of approximately $40,000,000 arising on the acquisition are to be amortized over their estimated useful lives of five to twenty-five years. As of December 31, 1997, the Company capitalized approximately $1,800,000 of costs incurred in the acquisition which have been included in other assets. Upon the closing of the transaction, amortization of such costs commenced as part of intangibles.

MCM GROUP, INC. AND SUBSIDIARIES
(PREDECESSOR COMPANY OF GLOBAL DECISIONS GROUP LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Year ended December 31, 1997

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

       RESEARCH SERVICES

       Revenue from Research Services results from the Company producing and distributing electronic information services worldwide and is recognized when the services are provided. The life of the customers' contract period is generally one year. Amounts billed or collected relating to future periods are classified as unearned revenue and recognized as the services are provided.

       VENDOR COMMISSIONS

       Vendor commissions are royalties paid to distributors of the Company's on-line services.

       DEPRECIATION

       The Company provides for depreciation of equipment using the straight line method over three years. Leasehold improvements and furniture are amortized over the lesser of the remaining lives of the leases or their estimated useful lives using the straight-line method. All fixed assets are stated at cost and related repair and maintenance charges are expensed as incurred. When assets are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts and the resulting gain or loss is included in the consolidated statement of income. Accumulated depreciation at December 31, 1997, was $1,434,000.

       AMORTIZATION

       The estimated life of Excess of Cost Over Fair Value of Net Assets Acquired was determined by an independent study. The Company assesses impairment of this asset based on several factors, including probable fair market value, cash flows, and the aggregate value of the business as a whole. Excess of Cost Over Fair Value of Net Assets Acquired is being amortized over twenty-five years on a straight line basis. Accumulated amortization of Excess of Cost Over Fair Value of Net Assets Acquired at December 31, 1997, was $3,794,000.

       TRANSLATION OF FOREIGN CURRENCIES

       The monetary assets and liabilities of foreign operations that are denominated in foreign currencies are converted into U.S. dollars at year end or historical exchange rates. Income and expense items are converted into U.S. dollars at average rates of exchange prevailing during the year. Foreign exchange gains and losses are not material to the consolidated financial statements.

MCM GROUP, INC. AND SUBSIDIARIES
(PREDECESSOR COMPANY OF GLOBAL DECISIONS GROUP LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Year ended December 31, 1997

       USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       ACCOUNTING PRONOUNCEMENTS

       In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in full set general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

       SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

       Effective in December 1997 the Company adopted the provisions of SFAS No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure."

4.     INCOME TAXES:

       The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Under this standard, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

MCM GROUP, INC. AND SUBSIDIARIES
(PREDECESSOR COMPANY OF GLOBAL DECISIONS GROUP LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Year ended December 31, 1997

       Income tax expense for the year ended December 31, 1997 consisted of (in 000's):

Current:
   U.S. Federal                                                           $1,957
   State, local, and foreign                                               1,499
                                                                          ------
                                                                           3,456
                                                                          ------
Deferred:
   U.S. Federal                                                               75
   State and local                                                            13
                                                                          ------
                                                                              88
                                                                          ------
               Total                                                      $3,544
                                                                          ======


       The deferred income tax liability shown on the consolidated balance sheet at December 31, 1997, is due primarily to temporary differences between tax and book amortization of excess of cost over fair value of net assets acquired.

       The provision for income taxes is different from that which would be computed by applying the statutory federal income tax rate to income before taxes. The principal reasons for the differences for the year ended December 31, 1997, are set forth in the table below.

Federal statutory rate                                                     34.0%
State taxes, net of federal income
   tax benefit                                                             10.0
Foreign and other, net                                                      3.4
                                                                           ----

Effective rate                                                             47.4%
                                                                           =====

5.     PROFIT SHARING:

       The Company administers a profit sharing plan qualified under the Internal Revenue Code for all employees, as well as a non-qualified plan for highly compensated employees who wish to defer additional income. The Company's contribution to the plans was $350,000 for the year ended December 31, 1997.

MCM GROUP, INC. AND SUBSIDIARIES
(PREDECESSOR COMPANY OF GLOBAL DECISIONS GROUP LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Year ended December 31, 1997

6.     COMMITMENTS AND CONTINGENCIES:

       Rent expense for office space was $1,420,000, net of sublease income of approximately $216,000 from an affiliate of Holding, for the year ended December 31, 1997. Future minimum lease commitments under non-cancelable long-term leases are:

                    YEAR                                                (000's)
                    ----                                               ---------
                    1998                                               $   1,004
                    1999                                                   1,014
                    2000                                                   1,129
                    2001                                                   1,129
                    2002                                                   1,129
                    2003 through 2018                                      9,312
                                                                       ---------
                                                                       $  14,717
                                                                       =========

       In the ordinary course of business, certain claims arise against the Company. Management believes such claims are without merit and will vigorously defend its position. In the opinion of management, based on the information currently available, the ultimate resolution of these claims will not have a material adverse affect on the Company's financial position or the results of its operations.

7.     FOREIGN OPERATIONS:

       The Company provides research services to various customers in foreign countries. For the year ended December 31, 1997, such revenues amounted to $19,744,000.

8.     REDEEMABLE UNITS:

       The Company sold 19,111 Units in 1997 to members of management, other key employees and directors of the Company (the "Management Investors"). The Company agreed to repurchase 168,655 of the total Units outstanding at fair market value under certain defined conditions, such as death, disability, retirement at normal retirement age, or termination of employment without cause. Fair market value is periodically estimated by the Company's board of directors considering, among other factors, the value as determined by an independent appraisal. The redeemable Units held by the Management Investors have been presented on the balance sheet as redeemable Units and excluded from members' equity.

MCM GROUP, INC. AND SUBSIDIARIES
(PREDECESSOR COMPANY OF GLOBAL DECISIONS GROUP LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Year ended December 31, 1997

       The redeemable Units have been reported at redemption value at issuance, which exceeds the estimated fair market value of the Units at December 31, 1997, less notes receivable of $885,000 from the Management Investors.

9.     STOCK OPTION PLANS:

       OPTIONS ISSUED UNDER THE STOCK OPTION PLAN

       Options to purchase 408,194 Units have been granted to the Management Investors pursuant to the MCM Group, Inc. Stock Option Plan (the "Stock Option Plan"). Under the terms of the Merger Agreement, the options outstanding under the Stock Option Plan for the Predecessor Company's Class C Common Stock were automatically converted into options to receive Units at the closing date. One half of the options issued under the Stock Option Plan were Service Options which will vest over a period of time up to five years, 20% on each anniversary of the option grant date subject to continued employment with the Company or a subsidiary and accelerated vesting in the event of death or a change in control of the Company. The other options issued under the Stock Option Plan were Performance Options which will vest three years from the date of grant subject to continued employment with the Company and the achievement of certain financial performance objectives by the Company and vesting in the event of death or change in control of the Company. All of the Performance Options become exercisable nine years from the grant date regardless of the achievement of the financial performance objectives. The Service Options and the Performance Options expire on the tenth anniversary of the grant date.

       The following summarizes activity in the Stock Option Plan for the year ended December 31, 1997:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                                          EXERCISE
                                                          UNITS             PRICE
                                                         -------          --------
Balance, December 31, 1996                               361,946          $  12.75
Service Options Granted                                   23,124          $  12.75
Performance Options Granted                               23,124             12.75
                                                         -------          --------
Balance, December 31, 1997                               408,194          $  12.75
                                                         =======          ========

       The range of exercise prices was from $10.47 to $15.03 per share.

       As of December 31, 1997, 36,196 options were exercisable, 63,468 Units were available for future grants, and the average contractual life remaining was 8.76 years.

MCM GROUP, INC. AND SUBSIDIARIES
(PREDECESSOR COMPANY OF GLOBAL DECISIONS GROUP LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Year ended December 31, 1997

       OPTIONS ISSUED UNDER THE SPECIAL STOCK OPTION PLAN

       The Company's Special Stock Option Plan (the "Plan") provided for the grant of stock options for the Predecessor Company's Class A Common Stock on August 31, 1996, to certain current and former employees of Holding. The options were awarded in connection with the transfer of the ownership of MCM from Holding to the Company. Under the terms of the Merger Agreement, the options outstanding under the Plan at the closing date were automatically converted into options to receive Units.

       As of December 31, 1997 and 1996, options to purchase 459,718 Units at a weighted average exercise price of $10.47 were outstanding, and were fully vested and exercisable upon issuance.

       As of December 31, 1997, no Units were available for future grants and the average contractual life remaining was 3.67 years.

       The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by the provisions of SFAS No. 123 the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. No compensation cost has been recognized for the Company's stock option plans. If compensation cost for the Company's stock option plans had been determined based on the fair value method as defined by SFAS No. 123, the Company's pro forma net income for 1997 would have approximated $3,763,000 and the basic earnings per Unit would have approximated $1.13.

       The weighted average fair value of options granted in 1997 was $2.05 per Unit. The fair value is based on the minimum value method with the following assumptions for 1997: risk-free interest rate of 6.26%, no dividend yield, and a weighted average expected life of the options of 3 years.

10.    BANK LOANS:

       A subsidiary maintains credit facilities in Japanese Yen which provide financing availability approximating $700,000, with variable interest rates. The average interest rate during the year ended December 31, 1997, was 1.80%. The Company is not required to pay any commitment fees.

MCM GROUP, INC. AND SUBSIDIARIES
(PREDECESSOR COMPANY OF GLOBAL DECISIONS GROUP LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Year ended December 31, 1997

11.    PER UNIT AMOUNTS:

       In February 1997, SFAS No. 128, "Earnings Per Share" was issued. The statement, which is effective for financial statements issued for periods ending after December 15, 1997, modifies the standards for computing and presenting earnings per share (EPS). SFAS No. 128 requires the dual presentation of a basic EPS and a diluted EPS on the face of the income statement.

       Options outstanding at December 31, 1997, as shown in Note 9 to the financial statements, were excluded from the diluted earnings per Unit calculation because the options' exercise prices were greater than the average fair value during 1997.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York as of the 16th day of June, 1998.

                                         GLOBAL DECISIONS GROUP LLC



                                         By:  /s/ Gordon McMahon
                                              ----------------------------
                                              Gordon McMahon
                                              Vice President and Secretary


                        SIGNATURES AND POWER OF ATTORNEY

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURES                          TITLE                      DATE
---------------------------     -----------------------------      -------------

    /s/ Alberto Cribiore        Director and President             June 16, 1998
---------------------------     (Principal Executive Officer)
      Alberto Cribiore


    /s/ Chauncey Morgan         Chief Financial Officer            June 16, 1998
---------------------------     (Principal Financial Officer)
      Chauncey Morgan


    /s/ Richard J. Schnall      Treasurer                          June 16, 1998
---------------------------     (Principal Financial Officer)
      Richard J. Schnall


     /s/ Gordon McMahon         Director and President,            June 16, 1998
---------------------------     and Secretary
       Gordon McMahon


      /s/ David Nixon           Director and Vice President        June 16, 1998
---------------------------
        David Nixon

        SIGNATURES                          TITLE                      DATE
---------------------------     -----------------------------      -------------

    /s/ Donald J. Gogel         Director and Vice President        June 16, 1998
---------------------------
      Donald J. Gogel


    /s/ Peter Derow             Director                           June 16, 1998
---------------------------
      Peter Derow


   /s/ Martin D. Payson         Director                           June 16, 1998
 --------------------------
     Martin D. Payson


 /s/ Wallace Mathai-Davis       Director                           June 16, 1998
---------------------------
   Wallace Mathai-Davis


  /s/ Dennis McDonnell          Director                           June 16, 1998
---------------------------
  Dennis J. McDonnell