Form 10-Q
period 1998-03-31
GLOBAL DECISIONS GROUP LLC
filed 1998-07-22
CIK 1044272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ----- to -----

                        Commission file number 333 34 477

                           GLOBAL DECISIONS GROUP LLC
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                         13-3963605
-------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization                        Identification No.)


                      c/o McCARTHY, CRISANTI & MAFFEI, INC.
                     590 MADISON AVENUE, NEW YORK, NY 10022
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                212 - 896 - 7510
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



 ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes / /       No  /x/.

    At July 22, 1998 there were 4,838,710 limited liability company units outstanding.

                          PART I FINANCIAL INFORMATION

                           GLOBAL DECISIONS GROUP LLC

                        CONSOLIDATED FINANCIAL STATEMENTS

                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 1998

                                   (UNAUDITED)

GLOBAL DECISIONS GROUP LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in 000's except per unit and unit amounts)

                                                                                 MARCH 31,   DECEMBER 31,
                         ASSETS                                                    1998          1997
                                                                                 -------       -------
Current assets:
  Cash and cash equivalents                                                      $ 4,210       $15,979
  Accounts receivable, net of allowance for doubtful accounts of $557
     at March 31, 1998 and $307 at December 31, 1997                              15,575         4,387
  Prepaid expenses and other assets                                                1,359           397
                                                                                 -------       -------
          Total current assets                                                    21,144        20,763

  Furniture, equipment and leasehold improvements, net                             3,368         1,842
  Intangible assets, net                                                          65,986        17,497
  Other assets                                                                       696           455
                                                                                 -------       -------

          Total assets                                                           $91,194       $40,557
                                                                                 =======       =======

             LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                          $ 4,622       $ 2,370
  Deferred revenue                                                                10,065            70
  Income taxes payable                                                             1,299         2,012
  Bank loans payable                                                               1,020           577
  Payroll and benefit-related liabilities                                          4,931         2,405
                                                                                 -------       -------
          Total current liabilities                                               21,937         7,434

  Long term debt                                                                  15,000            --
  Deferred income taxes payable                                                    4,418           456
  Other liabilities, including minority interest                                   1,089         1,068
                                                                                 -------       -------
          Total liabilities                                                       42,444         8,958

Commitments and contingencies

Redeemable voting LLC units:
  Voting LLC units, 275,530 and 168,655 units issued and outstanding at redemption value of $11.05 and $10.47 per unit at March 31, 1998 and
    December 31, 1997, respectively, less notes receivable from members of
    $885 at March 31, 1998 and December 31, 1997                                   2,159           880

Members' equity:
  Voting LLC units, 4,563,179 and 3,170,054 issued and outstanding
    at March 31, 1998 and December 31, 1997, respectively                         38,176        22,182
  Undistributed earnings                                                           8,415         8,537
                                                                                 -------       -------
          Total members' equity                                                   46,591        30,719
                                                                                 -------       -------

          Total liabilities and members' equity                                  $91,194       $40,557
                                                                                 =======       =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL DECISIONS GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(In 000's except per unit and unit amounts)

                                                   THREE MONTHS      THREE MONTHS
                                                       ENDED            ENDED
                                                   MARCH 31,1998     MARCH 31,1997
                                                    -----------        ----------
Revenues:
  Research services                                 $    14,491        $    9,787

Expenses:
  Sales, distribution, administrative and                14,081             7,679
      other operating

  Amortization of intangibles                               529               195
                                                    -----------        ----------

          Total expenses                                 14,610             7,874

          Operating (loss) income                          (119)            1,913

Other income - net                                          217               129

Interest expense                                           (142)               --
                                                    -----------        ----------

          (Loss) income before income taxes                 (44)            2,042

Income taxes                                                (20)              953
                                                    -----------        ----------

          Net (loss) income                         $       (24)       $    1,089
                                                    ===========        ==========

Per LLC unit:
    Net (loss) income per LLC unit:
    - Basic and diluted                             $     (0.01)       $     0.33

  Weighted-average units outstanding                  4,108,980         3,319,598


The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL DECISIONS GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(in 000's)

                                                                      THREE MONTHS         THREE MONTHS
                                                                          ENDED                ENDED
                                                                      MARCH 31,1998        MARCH 31,1997
                                                                      -------------        -------------
Cash flows from operating activities:
  Net income (loss)                                                      $    (24)            $  1,089
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                             598                  286
    Grant of LLC units                                                      1,181                   --
    Changes in assets and liabilities, net
      of effect of acquisition of CERA                                     (3,922)                (688)
                                                                         --------             --------

          Net cash (used in) provided by operating activities              (2,167)                 687

                                                                         --------             --------

Cash flows used in investing activities:
  Acquisition of CERA, net of cash acquired                               (24,931)                  --
  Capital expenditures                                                       (114)                 (46)
                                                                         --------             --------

          Net cash used in investing activities                           (25,045)                 (46)
                                                                         --------             --------

Cash flows from financing activities:
  Net bank loan issuances (repayments)                                        443                  (30)
  Issuance of long term debt                                               15,000                   --
                                                                         --------             --------

          Net cash provided by (used in) financing activities              15,443                  (30)


          Net (decrease) increase in cash                                 (11,769)                 611

Cash and cash equivalents at beginning of year                             15,979                9,877
                                                                         --------             --------

          Cash and cash equivalents at March 31                          $  4,210             $ 10,488
                                                                         ========             ========
Supplemental information on business acquired:
  Fair value of assets acquired                                          $ 58,835
    Less:  liabilities assumed                                            (14,126)
               LLC units issued                                           (15,394)
               Options issued                                                (600)
               Direct transaction costs paid in 1997                       (1,809)
                                                                         --------
  Cash paid                                                                26,906
    Less:  cash acquired                                                   (1,975)
                                                                         --------
          Net cash paid                                                  $ 24,931
                                                                         ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL DECISIONS GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)


1.    BASIS OF PRESENTATION:

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

      Global Decisions Group LLC, the successor company ("GDG"), a Delaware limited liability company was formed by MGI and MCM on June 30, 1997, for the purpose of effecting the Merger, as discussed in Note 2, whereby a wholly owned subsidiary of GDG was merged into MGI on February 12, 1998, with MGI as the surviving corporation. Pursuant to this Merger each outstanding share of MGI common stock was converted into the right to receive limited liability company units of GDG. Therefore, the Merger has been accounted for in a manner similar to the pooling of interests method due to the common ownership of MGI and GDG.

      The financial statements include the accounts of GDG, MGI and MCM and its subsidiaries (collectively, "the Company") and reflect the exchange of MGI common stock for GDG units in the Merger. All material intercompany accounts and transactions have been eliminated in consolidation.

      The accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary by management to present fairly the Company's consolidated financial position as of March 31, 1998, and December 31, 1997, and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March 31, 1998 and 1997. The statement of income for the three months ended March 31, 1997 has been derived from the unaudited financial statements of the Predecessor Company for such period. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year.

GLOBAL DECISIONS GROUP LLC

(Unaudited)


2.    MERGER AND EXCHANGE TRANSACTION:

      On August 1, 1997, MGI entered into the Plan of Merger and Exchange Agreement (the "Merger Agreement") by and among MGI, GDG, the stockholders of Cambridge Energy Research Associates, Inc. ("CERA"), and The Goldman Sachs Group, L.P. ("Goldman"). On February 12, 1998, in accordance with the Merger Agreement, GDG Merger Corporation, a wholly owned subsidiary of GDG which was formed specifically for the purpose of the Merger, was merged into MGI (the "Merger"). MGI was the surviving corporation and became a wholly owned subsidiary of GDG. Each share of MGI Class A and Class C common stock ceased to be outstanding and was converted into the right to receive 9.55555 limited liability company units of GDG ("Units"), as provided in the Merger Agreement.

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

      The acquisition of CERA on February 12, 1998, for approximately $46,000,000 ($16,000,000 in Units and $30,000,000 in cash) has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. Intangibles (principally goodwill) of approximately $46,000,000 arising on the acquisition are to be amortized over their estimated useful lives of five to twenty-five years. As of March 31, 1998, the Company capitalized approximately $6,000,000 of acquisition costs as an addition to intangible assets. Upon the closing of the transaction, amortization of such costs commenced. In addition, the Company

GLOBAL DECISIONS GROUP LLC

(Unaudited)
                                                                               1


      recorded deferred tax liabilities of $5,700,000 arising from the purchase of identifiable intangible assets.

      Under the terms of the Merger Agreement, on February 23, 1998, CERA employees were granted an aggregate of 106,875 Units in accordance with the CERA LLC Unit Grant Plan. As a result, the Company recorded a one-time charge of $1,716,000 against earnings, including employees' related income tax benefits of $535,000. The Company also granted the employees contingent rights to receive 10,291 to 60,840 Units, and options to purchase 231,500 Units. The contingent rights are subject to the attainment of certain revenue growth rates by CERA.

      Had the acquisition of CERA occurred on January 1, 1997, the unaudited pro forma revenues, net income and basic earnings per Unit for the three months ended March 31, 1998 and 1997, would have been $18,358,000, $217,000 and $0.04 and $17,470,000, $83,000 and $0.02, respectively. The pro forma results are based on various assumptions and are not necessarily indicative of what would have occurred had the transaction been consummated on January 1, 1997.



3.    PER UNIT AMOUNTS:

      Options outstanding at March 31, 1998, have been excluded from the diluted loss per Unit calculation in 1998 because to include such Units would be antidilutive.

      Options outstanding at March 31, 1997, have been excluded from the diluted earnings per Unit calculation in 1997 because the options' exercise prices were greater than the average fair value during the period.

GLOBAL DECISIONS GROUP LLC


PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On April 21, 1997, the Board of Directors of MCM Group, Inc. ("MGI") voted to change MGI's fiscal accounting year to begin July 1 and end June 30. MGI had been operating under a fiscal year that began January 1 and ended December 31. As a result of this action, the Company's 1998 fiscal year will end on June 30, 1998, and will be covered by a report filed on Form 10-K.

                           GLOBAL DECISIONS GROUP LLC
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL


      The following is a discussion and analysis of the historical consolidated results of operations and financial condition of Global Decisions Group LLC (the "Company", "GDG"or the "Parent") and its subsidiaries and factors affecting their financial resources. This discussion should be read in conjunction with GDG's unaudited condensed consolidated financial statements and the notes thereto.

      The following discussion will assist in the understanding of the Company's financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to the financial statements and the Company's special report on Form 10-K for the year ended December 31, 1997. The results for the three month periods for each year are not comparable due to the acquisition of CERA on February 12, 1998. CERA's results are included in the 1998 numbers from that date to March 31, 1998, but its results are not included in the Company's results for the same period in 1997.

      MCM Group, Inc ("MGI") and Cambridge Energy Research Associates, Inc. ("CERA") are each wholly owned subsidiaries of GDG (see "Merger and Exchange History") and are operated as separate though affiliated businesses.


MERGER AND EXCHANGE HISTORY

      GDG was formed in connection with the Plan of Merger and Exchange Agreement dated as of August 1, 1997 (the "Merger Agreement") by and among MGI, GDG, GDG Merger Corporation, the stockholders of CERA, and The Goldman Sachs Group, L.P. On February 11, 1998 in accordance with the Merger Agreement, McCarthy, Crisanti & Maffei, Inc. ("MCM, Inc."), the principal direct subsidiary of MGI, entered into a five year revolving credit agreement with the Chase Manhattan Bank and Bank of America National Trust and Savings Association (the "Credit Agreement") (see "Liquidity and Capital Resources"), and on the same date loaned $25,000,000 to CERA (the "CERA Loan"), which used the funds to pay cash distributions of $21,510,000 to the founding CERA stockholders, and to purchase a portion of the limited liability partnership interests in Cambridge Energy Research Associates Limited Partnership ("CERA L.P.") owned by the Goldman Sachs Group, L.P. for $2,390,000. The loan to CERA was funded using available cash and $15,000,000 in loans under the Credit Agreement. On February 12, 1998, MGI merged with GDG Merger Corporation (the "Merger"), a wholly owned subsidiary of GDG, which was formed specifically for the purpose of the Merger Agreement. MGI was the surviving corporation and became a wholly owned subsidiary of GDG. As a result of the Merger, each share of MGI common stock ceased to be outstanding and was converted into rights to receive Limited Liability Company units of GDG (the "LLC Units"), as provided in the Merger Agreement. In addition, on that date, GDG acquired all of the outstanding shares of CERA's common stock and the remaining limited partnership interests in CERA L.P. (which interests were immediately transferred to CERA) in exchange for LLC Units and certain contingent options and rights (the "CERA Acquisition"). As a result, CERA also became a wholly owned subsidiary of GDG, and CERA L.P. was dissolved by operation of law, and its assets and liabilities were transferred to CERA.

      The acquisition of CERA on February 12, 1998, for approximately $46,000,000 ($16,000,000 in Units and $30,000,000 in cash) has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No.
16. Intangibles (principally goodwill) of approximately $46,000,000 arising on the acquisition are to be amortized over their estimated useful lives of five to twenty-five years. As of March 31, 1998, the Company capitalized approximately $6,000,000 of acquisition costs as an addition to intangible assets. Upon the closing of the transaction, amortization of such costs commenced. In addition, the Company recorded deferred tax liabilities of $5,700,000 arising from the purchase of identifiable intangible assets.

MCM GROUP, INC.

      MGI's only subsidiary, MCM, Inc., and its subsidiaries, MCM S.A., MCM Asia Pacific, Ltd. and McCarthy, Crisanti & Maffei (Europe), Ltd. (collectively "MCM"), provide specialized on-line financial information and analysis relating to developments in the U.S. and international corporate securities, fixed income and currency markets. MCM distributes its services almost exclusively through on-line telecommunications information network firms such as Bridge-Telerate, formerly Dow Jones Markets ("DJM"), Reuters Limited, Bloomberg L.P., ADP Financial Information Services, and Kabushiki Kaisha Quick (collectively, the "Vendor Distribution Firms") to subscribers in 57 countries. Subscribers to MCM's electronic information services consist almost exclusively of institutional clients (e.g., major banks, brokers, dealers, government bond and financial futures trading operations, foreign exchange trading operations, and treasury departments of major corporations). In addition to MCM's headquarters in New York, MCM maintains offices in Boston, London, Paris, Tokyo, Hong Kong, and Singapore.

      At March 31, 1998 nearly half of MCM's research services revenues were attributable to customers located in the United States. European-based customers accounted for approximately one third of total revenue and customers based in Asia accounted for the balance. The CorporateWatch (R) service is responsible for a substantial portion of MCM's revenue earned in the United States, while the CurrencyWatch (R) service is responsible for a substantial portion of the revenue earned in the European and Asian markets.

      Revenue from MCM's research services has grown substantially since 1992, principally as a result of investments made by MCM to expand its distribution and marketing capabilities and enhance its service offerings throughout the global financial markets. The substantial increases in revenues have been offset to some extent by (i) increases in vendor royalties resulting from MCM's decision in late 1993 to distribute its services on a non-exclusive basis over various Vendor Distribution Firms and (ii) increases in compensation and benefits resulting from MCM's hiring of personnel to expand the services offered by its product lines.

      Vendor royalties currently represent MCM's largest expense. Vendor royalties are commissions paid to Vendor Distribution Firms, mainly DJM. Historically, MCM provided its services, with limited exceptions exclusively through screens provided by DJM. In late 1993 MCM exercised its option to discontinue its exclusive distribution agreement with DJM, and as a result DJM's royalty increased to a level substantially greater than that in effect while distribution of MCM's services was made exclusively through DJM. Since moving to a multi-vendor distribution system, MCM has increased its sales volume and believes that this strategy will continue to increase revenues to more than offset the additional vendor royalty costs. However, there can be no assurance that MCM's strategy will continue to be successful.

      Compensation and benefits costs also have increased as MCM has invested in additional professional staff to enhance certain product lines, particularly CurrencyWatch(R), and YieldWatch (R), MCM's two fastest growing services. While revenues for these two services have grown substantially, the corresponding additional investment in personnel has kept profit margins on these services relatively low. MCM believes that if CurrencyWatch (R) and YieldWatch (R) revenues continue to grow, profit margins may significantly improve, although there can be no assurance in this regard.

CAMBRIDGE ENERGY RESEARCH ASSOCIATES, INC.

      Since February 12, 1998 CERA has been under common ownership with MGI (see "Merger and Exchange History"). CERA's core business is research, analysis and strategic information on energy industry developments and trends, which is sold, primarily, on a continuous, renewable retainer basis. CERA offers a number of different retainer advisory services, which are sold, principally, as annual, renewable contracts. These contracts can vary in price depending on the level of service and/or the number of advisory services purchased. The majority of CERA's retainer clients purchase more than one service. Revenue from retainer advisory services constitutes slightly more than half of CERA's total revenue in each of the prior two fiscal years ended June 30, 1996 and 1997.

      The balance of CERA's revenue is derived from custom projects and several different activities collectively called "retainer related."

      Custom projects (also described as retainer applications and consulting) are, generally, client-specific applications of research data and knowledge derived from the retainer advisory business. Most projects are priced on a fixed-fee basis, plus expenses, with a limited number of projects priced on a per-diem rate basis. The majority of project clients are also (or become) retainer advisory clients. The revenue is less predictable than retainer advisory revenue. It also can be more affected, year-to-year, by singular, non-recurring large projects. The revenue is recognized on a percentage-of-completion basis over the course of the project. Project revenue constituted slightly more than one quarter of CERA's revenue for the fiscal year ended June 30, 1997.

      Retainer-related revenue encompasses several activities, including separately-charged presentations and consulting days, individual sales of research reports, fees for attending CERA events, and major, multi-client sponsored research studies. These activities are generally connected to the retainer advisory business with respect to content, staffing and clients. This revenue represented roughly one-fifth of CERA's total revenue for the fiscal year ended June 30, 1997.

RESULTS OF OPERATIONS


      Three-Months Ended March 31, 1998 compared to Three Months Ended March 31, 1997

      The Company's results for each year are not comparable due to the CERA Acquisition on February 12, 1998. CERA's results from that date to March 31, 1998 are included in the 1998 numbers, but its results are not included in the corresponding 1997 figures.

Revenues

      Revenue from research services grew from $9.8 million during the first three months of 1997 to $14.5 million during the same period of 1998. The increase is primarily due to the inclusion of CERA in the current year's results after the CERA Acquisition. MCM's revenue actually grew 5.6% to $10.3 million. CERA contributed an additional $4.2 million of revenue from its retainer, applications and retainer-related businesses from the CERA Acquisition date, February 12, 1998 through the end of the quarter. The growth in MCM's revenues was due primarily to the expansion of MCM's international marketing initiative and the delivery of research services through multiple Vendor Distribution Firms.

Expenses

      Total Expenses in the first three months of 1998 were $14.6 million, or $6.7 million more than the same period in 1997, an increase of 86%. $5.1 million of this increase resulted from the inclusion of CERA's expenses for the period from February 12, 1998 to March 31, 1998.

      MCM's costs increased by approximately 14%, reflecting higher compensation and benefits costs, and the hiring of additional analysts and research assistants to enhance MCM's product lines, as well as from increases in occupancy expense and in expenses associated with the hiring of additional administrative personnel and investments in computer system enhancements. MCM formerly had a services agreement with Van Kampen American Capital, Inc., its former parent, for all accounting and administrative support functions. MCM has been assuming those functions internally, which has resulted in the increase in administrative staffing costs. These increased costs at MCM were partially offset by overall lower vendor royalties as a percentage of subscription revenues, reflecting MCM's continuing success in increasing revenues through the distribution of its services through multiple Vendor Distribution Firms.

      CERA's operating costs from February 12, 1998 to March 31, 1998 were $5.2 million, of which $3.2 million were directly related to operations. The balance was incurred as result of the purchase of LLC Units for distribution to CERA employees as a part of the Merger and the CERA Acquisition and due to other merger related costs. In addition, $0.2 million of GDG corporate expenses are included in the total for the three months.

      Interest Expense for the three months was $0.14 million compared to no interest expense in the corresponding period for the prior year. This reflects the borrowings under the Credit Agreement of $15 million to finance the CERA Loan.

      Amortization expense of $0.5 million for the three months was $0.3 million higher than for the same period in 1997. This increase is due to the additional amortization of goodwill and intangible assets associated with the CERA Acquisition.

      Other Income increased from $0.13 million in the 1997 period to $0.22 million in 1998, representing greater interest income due to the high level of cash maintained on MCM's books until it made the loan to CERA in mid-February.

      Income taxes were $(0.02) million compared to $1.0 million for the same period in 1997, primarily as a result of one time losses incurred by CERA relating to the CERA Acquisition.

      Net Income

      The Company reported a net loss of $0.024 million for the three months ended March 31, 1998, a decrease of $1.1 million from the net income of the prior year's period. Net Income decreased as a result of a nonrecurring compensation charge related to distributing LLC Units to CERA employees and increased interest expense relating to the financing for the CERA Loan.

LIQUIDITY AND CAPITAL RESOURCES

      The Company generated cash flow from operations in the amounts of $0.3 million and $0.7 million for the three months ended March 31, 1998 and 1997, respectively. CERA contributed $0.6 million in cash flow from operations from the CERA Acquisition date to March 31, 1998.

Funds used in investment activities were $27.5 million for the three months ended March 31, 1998 compared to $0.05 million in the prior year's period. The large increase in investment is attributable to the CERA Acquisition. In order to finance the CERA Loan, MCM, Inc. received financing proceeds of $15,000,000 under the Credit Agreement. The Credit Agreement, which also provides for a $10,000,000 facility to finance future acquisitions and a $5,000,000 working capital revolving credit facility, expires on February 11, 2003. Repayments of the term loan under the Credit Agreement are due in $750,000 quarterly installments from March 31, 1999 through December 31, 1999, and then increase to $1,000,000 quarterly installments through December 31, 2002. The weighted-average interest rate on the term loan issued under the Credit Agreement for the period ended March 31, 1998 was 6.88% based on a LIBOR rate of 5.63% plus a margin of 1.25%.

As of March 31, 1998, MCM, Inc had no borrowings under the acquisition facility or the revolving credit facility. Management believes that cash from operations and the revolving credit facility will be sufficient to meet the Company's operating costs, capital investment needs and increased debt service costs associated with the term loan.


YEAR 2000

      The issues associated with the "Year 2000" computer dating changes, which are necessary to permit correct recording of yearly dates for year 2000 and beyond, principally apply to MCM, which creates and delivers its products to its Vendor Distribution Firms via a system utilizing specialized software applications. MCM is currently engaged in a capital project to upgrade the software platform and network underlying this system. As a consequence of this technological restructuring, MCM will not incur any Year 2000 specific costs as those issues are being dealt with in the current implementation of the new contribution and distribution system.

PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.

Not applicable

ITEM 2.    CHANGES IN SECURITIES.

Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable

ITEM 5.    OTHER INFORMATION.

Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

Not applicable

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  GLOBAL DECISIONS GROUP LLC



                                  ------------------------------------------
                                  (Registrant)


Date:   July 21, 1998             By:  /s/   GORDON McMAHON
                                       ---------------------------
                                             GORDON McMAHON
                                             Vice President and Secretary


Date:   July 21, 1998             By:  /s/   CHAUNCEY MORGAN
                                       ----------------------------
                                             CHAUNCEY MORGAN
                                             Principal Financial Officer