Form 10-K
period 1998-06-30
GLOBAL DECISIONS GROUP LLC
filed 1998-10-13
CIK 1044272

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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

        Securities registered pursuant to Section 12(g) of the Act: None



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. Yes     No  x
                                 ---    ---

         At June 30, 1998 there were 4,838,710 Limited Liability Company units of the Registrant outstanding. Of these, 2,095,904 Limited Liability Company Units are held by non-affiliates.

                     DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Registration Statement on Form S-4 (Reg. No. 333-34477) are incorporated by reference into Part IV.

PART I

Item 1. BUSINESS

Business of Global Decisions Group LLC

Global Decisions Group LLC ("GDG") is a Delaware limited liability company which was formed in connection with a Plan of Merger and Exchange Agreement dated as of August 1, 1997 (the "Merger Agreement") by and among MCM Group, Inc., a Delaware corporation ("MGI"), GDG, GDG Merger Corporation, a Delaware corporation ("Merger Sub"), the stockholders of Cambridge Energy Research Associates, Inc., a Massachusetts corporation ("CERA"), and The Goldman Sachs Group, L.P., a Delaware limited partnership ("Goldman"). On February 11, 1998, in accordance with the Merger Agreement, McCarthy, Crisanti & Maffei, Inc., a New York corporation ("MCM, Inc.") entered into a five year revolving credit agreement with The Chase Manhattan Bank and Bank of America National Trust and Savings Association (the "Credit Agreement") and on the same date loaned $25,000,000 to CERA (the "CERA Loan"). CERA used these funds to pay cash distributions aggregating $21,510,000 to the CERA stockholders, and to purchase a portion of the limited liability partnership interests in Cambridge Energy Research Associates Limited Partnership ("CERA L.P.") owned by Goldman for $2,390,000 (the "CERA Cash Distribution"). The CERA Loan was funded using available cash and $15,000,000 in loans under the Credit Agreement.

On February 12, 1998, pursuant to the Merger Agreement, MGI merged with Merger Sub (the "Merger"), a wholly owned subsidiary of GDG which was formed specifically for the purpose of the Merger. MGI was the surviving corporation and became a wholly owned subsidiary of GDG. As a result of the Merger, each share of MGI common stock outstanding immediately prior to the Merger ceased to be outstanding and was converted into a right to receive limited liability company unit of GDG ("LLC Units"), as provided in the Merger Agreement. In addition, on that date, GDG acquired all of the outstanding shares of CERA's common stock and the remaining limited partnership interests in CERA L.P. (which interests were immediately transferred to CERA) in exchange for LLC Units and certain contingent options and rights (the "CERA Acquisition"). As a result, CERA also became a wholly owned subsidiary of GDG, and CERA L.P. was dissolved by operation of law, and its assets and liabilities were transferred to CERA.

GDG is a holding company with no substantial business operations. Its primary assets are the common stock of MGI and CERA. Accordingly, GDG's results of operations are dependent upon the results of operations of MGI and CERA.

Business of MGI

       Overview

             The Company

MGI, through MCM, Inc. and its subsidiaries (collectively, "MCM"), provides up-to-the-minute information and analysis relating to developments in the U.S. and international corporate securities, fixed income and currency markets to over 2,400 institutional clients in over 57 countries. MCM's primary services include CorporateWatch(R), which is a leading provider of up-to-the-minute information regarding the new issue corporate securities market; MoneyWatch(R), which provides on-going analysis of developments in the U.S. Treasury, agency and money markets; CurrencyWatch(R), which provides analysis of intraday developments in the foreign exchange markets; YieldWatch(R), which analyzes intraday developments in the European and Asia Pacific government bond and money markets; FX OptionWatch(TM), which provides fundamental and technical analysis of global currency option markets, and KinriWatch(TM), a Japanese language service that provides fundamental and technical analysis of the Japanese government bond and money markets. MGI recently introduced two new services:
MTNWatch, which provides comprehensive market news, commentary and analysis of flows for the European Medium Term Note market; and NihongoWatch, a Japanese language translation service of MGI's CurrencyWatch(R) and MoneyWatch(R) services.

MCM, Inc. was established in New York in 1975 and acquired in 1985 by VK/AC Holding, Inc.'s ("VK/AC") predecessor. In August 1996, there was a spin-off of MGI by VK/AC to the holders of its common stock (the "Spin-Off").

In 1980, MCM, Inc. entered into an agreement with Bridge-Telerate, formerly Dow Jones Markets ("DJM") to distribute MoneyWatch(R) on-line, a decision that reflected the market demand for quicker updates on, and analysis of, Federal Reserve Board policy bearing on U.S. Treasury, agency and money markets. In 1982, MCM, Inc. launched its second screen-based service, CorporateWatch(R), which covered new issues of corporate debt and equity in the United States.

MCM, Inc. established an office in London in 1986 as the first step in a strategy to expand its coverage of the integrating global financial markets. Also in 1986, MCM, Inc. launched its third screen-based service, YieldWatch(R), which provides technical analysis and trading recommendations on some of the major non-U.S. fixed-income markets. In 1987, MCM, Inc. launched CurrencyWatch(R), which proved very popular in large dealing rooms in London and continental Europe. In 1988, MCM, Inc. and Fuji Xerox Co., Limited, established MCM, Inc. Asia Pacific, 85% of which is owned by MCM, Inc., to cover the principal financial markets in East Asia. In 1991, MCM, Inc. sold its credit analysis and ratings division to Duff & Phelps Investment Research Co. to concentrate on its electronic research services business, and in 1992 MCM, Inc. purchased Fintrend, S.A. (whose name has been changed to McCarthy, Crisanti and Maffei, S.A.), further expanding its coverage of the currency markets in Europe. Finally, in recognition of the increasing importance of its London office, MCM, Inc. established MCM, Inc. Europe in early 1996, where CurrencyWatch(R), YieldWatch(R) and FX OptionWatch(TM) are managed.

Having offices staffed with analysts in the major financial centers around the world has been an essential part of MGI's strategy for the last decade. Currently, MCM, Inc. and its subsidiaries produce and distribute electronic information services worldwide, with offices in New York, Boston, London, Paris, Tokyo, Hong Kong and Singapore.

MGI believes there are attractive growth opportunities in the financial information services sector of the foreign exchange and global fixed income markets and that it is well positioned to take advantage of these opportunities.

             The Electronic Financial Information Services Industry

The electronic financial information services industry encompasses providers of a range of real-time financial information delivered through digital feeds to computer workstation screens of financial market participants that subscribe for those services. This financial information includes basic data such as market quotes, financial news and historical information, as well as high-value-added information such as market and technical analyses, research, commentary and forecasts. Providers of such high-value-added financial information first emerged in the late 1970s and early 1980s, primarily in response to the strong demand for analysis and interpretation of the monetary policy of the Federal Reserve Board. Because of their independence from underwriters and brokerage firms and the quality of their services, a small number of these providers established credibility with the markets in the volatile interest rate environment of the early 1980s. Their services became, for many clients, the functional equivalent of a high-quality, inexpensive, in-house research department. The customers for these higher-value-added services were primarily the trading and sales desks of institutional participants in the U.S. fixed-income markets.

Until the mid-1980s, the financial markets were focused primarily on the U.S. fixed-income markets and Federal Reserve Board policy. Following the peak in the relative value of the U.S. Dollar in 1985, however, the financial markets became increasingly interested in non-U.S.-dollar-denominated assets, a trend which has increased with time. Providers of high-value-added services responded by offering services to meet this demand. The customer base for these services are now primarily the trading and sales desks of institutional participants in the global markets.

             Business Strategy

Subscription revenues for MCM's services have grown at a compound annual rate of 14.7% from December 31, 1994 to December 31, 1997, which MCM attributes to the quality of its research services, the expansion of its coverage of global fixed income and foreign exchange markets, a shift to a multi-vendor distribution system and a general increase in demand for financial information services resulting from increased activity in the global financial markets.

MCM intends to maintain its strong growth in subscription revenues by strengthening relationships with on-line telecommunications information network firms such as DJM, Reuters Limited, Bloomberg L.P., ADP Financial Information Services, and Kabushiki Kaisha Quick (collectively, the "Vendor Distribution Firms"), increasing market share for its existing services, identifying new services to market on the strength of its brand recognition and reputation and preparing for distribution through the Internet.

       - Strengthen Relationships with Vendor Distribution Firms. Historically, MCM distributed its research services almost exclusively through DJM. Beginning in late 1993, MCM has pursued a non-exclusive distribution strategy with DJM and the other Vendor Distribution Firms, including Reuters, Bloomberg, Bridge, ADP and Quick. MCM believes that maintaining its historical relationship with DJM and strengthening its relationship with the other Vendor Distribution Firms is a key component in expanding revenues and market share. See "-- Distribution of Services" and "Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations -- MCM Group, Inc." below. However, there can be no assurance that MCM's strategy will continue to be successful.

       - Increase Market Share of Existing Services. In conjunction with its strategy of increasing market penetration by strengthening its relationships with Vendor Distribution Firms, MCM will continue to pursue an aggressive global marketing strategy that includes using analysts in marketing efforts and sharpening the design and content of its services. However, there can be no assurance that MCM's efforts to increase the market share of its primary existing services will be successful.

       - Identify Market Opportunities and Launch New Services. To capitalize on MCM's global distribution system and coverage, MCM has actively explored, and intends to continue to identify and develop, new market opportunities in the continuously evolving global financial markets and the design and launch of services that build on MCM's success and reputation in the marketplace. MCM may consider further strategic acquisitions (in addition to the CERA acquisition) or further hiring of key personnel as it continues to pursue opportunities to expand its business.

       - Prepare to Expand through the Internet. In preparation for developments in Internet-related technologies, MCM is evaluating the distribution of MCM's existing services over the Internet and the development of new services specifically designed for distribution over the Internet. However, any such delivery of services over the Internet will depend on technological developments in the speed, reliability and security of data transmission and the emergence of demand for such services.

       Services

MGI's primary services are as follows:

       - CorporateWatch(R) is the leading provider of up-to-the-minute information relating to new issues in the corporate securities market. It is marketed to corporate sales departments, trading personnel and portfolio managers of financial institutions, primarily in the United States. CorporateWatch(R) covers the U.S. fixed income markets (fixed income filings, high-yield markets, preferred stock issuances, U.S. agencies, fixed-income deals, private placements, Yankee bonds), structured finance markets (asset-backed, whole loan issues, collateralized mortgage obligations and commercial mortgages) and international new issues, and provides commentary and analysis on a number of segments of these various markets.

   - CurrencyWatch(R)is made up by two research services that provide fundamental and technical analysis of intraday developments in the global foreign exchange markets and is marketed to foreign exchange dealing operations worldwide. MCM recently split CurrencyWatch(R) into two separate product offerings CurrencyWatch I and CurrencyWatch II. Both products cover their respective markets 24 hours a day and provide foreign exchange dealers around the world with trading recommendations, technical and fundamental analysis and explanatory text. CurrencyWatch I focuses on the Core Markets, which are the major industrialized currencies, effectively the G7, and from January 1999, the Euro. The CurrencyWatch I product includes a scrolling Bulletin Board with the latest news on Central Bank activity, acquisitions and EMU-related developments. CurrencyWatch II provides fundamental and technical analysis of the global emerging and exotic currencies by combining a continually updating scrolling Bulletin Board such as that offered by CurrencyWatch I and regional modules for Asia, Europe/Africa and Latin America. Each regional module contains calendar, briefing and country analysis pages.

   - YieldWatch(R) is a research service that analyzes intraday developments in European and Asia Pacific fixed income, cash and futures markets and is marketed primarily to dealers in non-U.S. government bonds. YieldWatch(R) provides live commentary and technical analysis of short-and long-term yield curve spreads, market commentary and pre-opening market briefings.

   - MoneyWatch(R) is a research service that provides ongoing fundamental and technical analysis of developments in the U.S. Treasury, agency and money markets, including analysis of economic data and Federal Reserve Board policies bearing on these markets. MoneyWatch(R) is marketed to traders, portfolio managers and certain credit analysts and foreign exchange traders in the United States and abroad.

   - FX OptionWatch(TM) which provides fundamental and technical analysis of global foreign exchange option markets, was launched in the first quarter of 1996. FX OptionWatch(TM) targets participants in the options segment of the foreign exchange markets and was designed to complement CurrencyWatch(TM). FX OptionWatch(TM) provides trading recommendations, strategies, moving averages and technical checkpoints that identify the key issues bearing on volatility in different currencies.

   - KinriWatch(TM), a Japanese language service that provides fundamental and technical analysis of Japanese government bond and money markets, was launched in the first quarter of 1996 and was designed to be responsive to the preferences of the Japanese markets. Originally available only through Quick, MCM expanded the distribution of KinriWatch(TM) recently through Reuters and intends to expand the distribution of KinriWatch(TM) in the near term through other Vendor Distribution Firms, including Bloomberg and DJM.

MCM launched two new services in the past year, which target participants in identifiable market niches:

       - MTNWatch is a real-time service providing comprehensive market news, commentary and analysis of flows for the European Medium-Term Note market. MTNWatch includes new issuer pipeline profiles, program objectives, sales briefings, debt requirements and transaction coverage. As EMU drives the folding of domestic debt markets into a single currency credit driven market, MTNWatch will provide timely information on new credits initiating Euro-MTN programs.

       - NihongoWatch is a Japanese-language translation service of MCM, Inc.'s CurrencyWatch(R) and MoneyWatch(R) services.

New service launches are inherently uncertain of success, and there can be no assurance that MCM's strategy to identify new market segments and design and launch new services will be successful. MCM does not expect to expend material resources in promoting the launch of these services.

       Distribution of Services

The traditional distribution channels for financial information are the Vendor Distribution Firms, which charge a basic site fee and additional fees based on the services subscribed for and delivered to each computer screen in a financial institutional client. For many years most financial information relating to U.S. dollar-denominated assets was distributed over DJM, which was the first Vendor Distribution Firm to carry services provided by MCM and its major competitors, MMS International and Technical Data Corporation. In late 1993, MCM made the strategic decision to develop non-exclusive distribution relationships with every major Vendor Distribution Firm. The following chart demonstrates the estimated number of screens available to it through the Vendor Distribution Firms.


                                         % OF SCREENS BY GEOGRAPHIC SEGMENT
                                      ---------------------------------------
                            TOTAL
                        USER SCREENS           AMERICAS          ASIA PACIFIC           EUROPE
                        ------------           --------          ------------           ------
REUTERS                    300,000                32%                 19%                 49%

DJM                         90,000                40%                 21%                 39%

BLOOMBERG                   85,000                52%                 14%                 34%

BRIDGE                      85,000                87%                  6%                  7%

QUICK                       46,000                 5%                 90%                  5%

ADP                         87,000                75%                  2%                  3%

------------------------------------------
Source: MCM estimates based on publicly available information and discussions with Vendor Distribution Firms.

MCM is also monitoring developments in the Internet-related industries, a potentially significant distribution channel in the future that could allow dial-up retrieval of MCM's services. See "-- Overview -- Business Strategy" above.

       Subscription Agreements

Virtually all of MCM's revenues are derived from subscription agreements with its customers. Subscription agreements with U.S.-based customers are generally made directly between those customers and MCM and may be either oral or written agreements. Oral agreements with U.S.-based clients are generally terminable upon 90 days' notice without penalty. Written agreements, which represented approximately 36.6% of MCM's U.S. revenues in 1997, typically have a one-year term but are not subject to early termination.

Non-U.S.-based clients subscribe by means of service agreements entered into with the Vendor Distribution Firms, pursuant to which a subscriber can elect to subscribe to various optional services, including MCM's services. With certain exceptions, such agreements are written and typically have one- or two-year terms that renew automatically unless the subscriber provides 90 days' prior notice of non-renewal.

       Marketing

MCM has an experienced team of marketing, sales and client support personnel. The staff of 44 professionals in the United States, Europe and Asia Pacific is responsible for securing, expanding and maintaining client relationships, pricing, promotions and identifying new product opportunities.

       Customers

No subscriber accounts for more than 2% of MCM's revenues. Subscribers to MCM's electronic information services consist almost exclusively of institutional clientele (e.g., major banks, brokers, dealers, government bond and financial futures trading operations, foreign exchange trading operations, and treasury departments of major corporations).

       Employees

At June 30, 1998, MCM had 126 full-time employees (including both professional and support staff). None of these employees is a member of a union.

       Competition

MCM competes in the high-value-added segment of the financial information services industry against both well-established and smaller companies, some of which may have substantially greater resources than MCM and offer a broader array of services. The Vendor Distribution Firms distribute numerous competing services, including their own or their affiliates' proprietary services and the services offered by MCM's primary competitors. Currently, MCM's primary competitors are MMS International, owned by McGraw-Hill, and Technical Data Corporation, owned by Thomson Corporation.

Competition is based on various factors, including the breadth of coverage, availability of both fundamental and technical analyses, the frequency and number of intra-day updates, the range, quality, timeliness and accuracy of information, the ability to filter, retrieve, manipulate and store information, the level of fees charged, customer service, the success of marketing and sales efforts and the subscribers' preference among the Vendor Distribution Firms. Currently, there are relatively few barriers to entry by new on-line service providers, although the lack of name recognition and access to a Vendor Distribution Firm may make entering the business more difficult for potential competitors.

Competition is expected to increase as technological advancements improve the speed and reliability of delivery and retrieval of information supplied over the Internet, which could emerge as an inexpensive distribution alternative to the high-cost, proprietary networks offered by the Vendor Distribution Firms. At present, the relatively slow rate of transmission of data providers' systems and concerns over the security and integrity of data delivered over the Internet serve as technological impediments to the effectiveness of the Internet as a distribution channel for services such as those provided by MCM. If technological advancements enabling faster, more reliable and secure delivery of digital data occur, the Internet could emerge as a significant distribution channel for financial information, including the high-value-added services such as those provided by MCM. Because access to the Internet is inexpensive and requires relatively inexpensive equipment and software, such technological advancements could allow the Internet to emerge as an alternative to the Vendor Distribution Firms and therefore reduce one of the most significant entry barriers to start-up -- i.e., access to the Vendor Distribution Firms. While MCM is taking preliminary steps to respond to developments in Internet-related technologies and industries, there can be no assurance that increased competition resulting from the emergence of the Internet as an effective, low-cost distribution channel would not have a material adverse effect on MCM.

Business of CERA

       Overview

CERA is a leading international advisory and consulting firm that focuses on the energy industries, including markets, geopolitics, structure and strategy. CERA's independent expertise and perspective assist its clients in making informed strategic, investment and market decisions in the energy industry. CERA's expertise covers major global and regional energy sectors -- oil, refined products, natural gas and electricity. CERA delivers services through retainer advisory services, a series of subscription-based continuous retainer advisory services, consulting and related services that draw upon its extensive industry expertise.

CERA's family of retainer advisory services provide a continuous analysis of energy markets, industry trends and strategies. Each retainer advisory service focuses on a key energy segment or region, including World Oil, Refined Products, North American Natural Gas, North American Electric Power,

European Natural Gas, European Electric Power, Eurasia Energy, Latin American Energy, California Energy and Asia Pacific Energy. CERA also offers membership services aimed at specific professional communities. These include the Global Power Forum and the Oil and Gas Information Technology Strategy Forum, which provide clients with dialog, interaction and collaboration in matters affecting the power and oil and gas industries, respectively.

CERA applies its strategic knowledge and in-depth analysis expertise in the energy industry to provide consulting and advisory services, including strategic and scenario planning, organizational and market studies, and other focused consulting activities. In addition, CERA multiclient studies provide assessments of major energy developments and specific markets.

       Industry Background

The energy industry is one of the world's largest industries and is essentially a global industry. CERA believes that the global energy industry is of important strategic significance to the international economy and is subject to significant change and influence relating to, among other things, political forces, globalization, privatization, environmentalism and competitive pressures. The industry, including its oil, gas and electric power segments, is subject to considerable volatility. In addition, CERA expects vast amounts of capital to be expended in the energy industry, including, for example, expenditures related to the rehabilitation of the Russian oil industry, ensuring sufficient energy supplies and infrastructure in Asia to support economic growth, restructuring the electric power business in the U.S. and overseas, new technologies and compliance by oil refiners with existing and new environmental regulations.

The pace of change around the world in both developed and developing countries and economies makes strategic information of significant value to decision makers. The increasingly global nature of these trends requires extensive capabilities and expertise to obtain, assimilate and analyze critical information and data and to develop insights into the industry's future. In addition, CERA believes that the ability to integrate economic and political analyses with global energy expertise is particularly useful.

CERA also believes that there is a need for the efficient development of energy resources in an environmentally-sensitive manner to support economic growth, which has been highlighted by the transition of the world's energy industry from the public to the private sector in formerly state-run economies. The emerging global private power business is an example, as is the transition in the former Soviet Union. The trend toward privatization began in Europe in the 1980's with the deregulation of energy markets and privatization of formerly state-controlled enterprises. Privatization has also commenced in Latin America as a source for financial resources and as the need for operating efficiencies has become apparent. This is creating new companies requiring objective information and analysis on energy. It is also creating a need among existing industry participants for enhanced strategic knowledge and information on global and regional energy markets. CERA believes that the growth of economic activity in developing countries can only be sustained with access to additional energy sources.

CERA believes that these circumstances create a market for strategic information that will allow businesses to make short- and long-term decisions relating to the energy industry.

       CERA Solution

CERA's products and services provide a continuous analysis of energy markets, industry trends and strategies. This analysis creates a framework that allows clients to identify key forces, uncertainties and price movements that may affect certain fundamentals in key energy sectors and markets around the world. CERA provides an assessment of the economic and geopolitical factors, as well as key governmental policies and changes in political attitudes, affecting supply and demand, prices and investment opportunities in the energy industry.

CERA's retainer advisory membership services provide clients with continuous analysis of energy markets, industry trends and strategies, covering the key energy segments and regions around the world. In addition, CERA's applications and consulting services provide solutions to client specific needs by utilizing strategic knowledge and in-depth analysis of the energy industry and the factors affecting such industry. Through its membership forums, CERA promotes dialogue, interaction and collaboration concerning developments in the energy industry. CERA's multiclient studies provide assessments of major energy developments and specific markets. Scenarios developed by CERA's research retainer service provide clients with an overall framework for anticipating and understanding change in global and regional business environments.

       CERA Strategy

CERA's strategy is to become a leading provider of insights and strategic knowledge on the global energy market. CERA seeks to do the following:

       - Maintain Research and Analysis Excellence. The quality of its research organization is critical to CERA's ability to provide value to its customers. CERA seeks to attract, develop and retain outstanding research professionals with expertise in a broad range of energy industry disciplines. In order to capture a worldwide energy industry perspective, CERA has developed a global network of research analysts.

       - Expand Client Base and Maintain High Retention Rates. CERA seeks to increase the number of retainer advisory memberships. CERA believes that its current offerings of products and services, and anticipated new products and services, can continue to be successfully marketed and sold to new clients, as well as new constituencies within existing client companies. CERA also seeks to maintain or improve its 90% client retention rate through continued implementation of additional retainer advisory services and broad research coverage. In addition, CERA's research is available via the World Wide Web. CERA believes that improvements in distribution technology will enable it to expand constituencies within existing client organizations as well as to expand its client base. However, there can be no assurance that CERA will be able to sustain such a high client retention rate or that CERA's strategy will continue to be successful. In addition, CERA's pricing strategy may limit the potential market for CERA's services.

       - Identify and Define New Products. CERA seeks to position itself ahead of other research and advisory firms by delivering strategic research and analysis on new and emerging trends in the global energy industry, including in-depth analysis of key fuels and all geographical markets for energy. CERA believes that its methodology and culture allow it to focus on the key fuels and developments in the energy markets and enable it to expand its product and service offerings to address these new developments. However, there can be no assurance that CERA's strategy will be successful.

       - Leverage Core Research and Applications. CERA seeks to employ expertise gained from the research that supports retainer services to assist clients in specific applications. In addition, CERA intends to continue to introduce new retainer advisory membership services that build upon its expertise and an understanding of needs of the industry. However, there can be no assurance that CERA's strategy will be successful.

       Products and Services

CERA's products and services are as follows:

       -     retainer advisory membership services

       -     applications and consulting services

       -     membership forums

       -     multiclient studies (including scenario studies)

Each of these products and services is described below.

Retainer Advisory Membership Services. CERA's family of retainer advisory services provides clients with a continuous analysis of energy markets, industry trends and strategies. Each retainer advisory service focuses on a key energy segment or region, including the following: World Oil, Global Refined Products, North American Natural Gas, North American Electrical Power, European Natural Gas, European Electric Power, Eurasia Energy, Latin America Energy, California Energy and Asia Pacific Energy. Members may enroll in one or more retainer advisory services on an annual or multi-year basis.

CERA retainer clients benefit from written and electronic research, access to and interaction with CERA experts and peer-level gatherings of industry leaders. The following retainer membership components are provided:

       - CERA Watches -- quarterly or semiannual analyses and forecasts of near- and medium-term markets, strategies, and critical issues and trends.

       - Private Reports -- in-depth, original thinking on key industry developments and their implications for investment decision making.

       - Decision Briefs -- reports on current developments and their implications for decision making.

       - Fax or E-mail Alerts -- electronically distributed assessments of short-term developments and their implications.

       - Telephone and Electronic Access -- access to and contact with CERA experts.

       - Client Conference Calls -- convened periodically, as events warrant, to provide clients with timely multiclient briefings.

       - CERA Roundtables -- executive workshop sessions with CERA experts and industry decision makers.

       - On-Site Presentations and Workshops -- one-on-one interactive sessions to present CERA analysis and discuss the implications for the client company.

Retainer advisory service member also receive CERA's global overview research, which is intended to provide a broad, integrative framework concerning economic and geopolitical trends affecting the energy industries. This global research includes Global Energy Watch, a semiannual assessment of key strategic energy trends and interfuel interactions, and reports on the changing dynamic of the energy business. CERA members may also attend the CERA Executive Conference -- The Global Energy Forum, which is an annual gathering of senior energy decision makers.

Membership Forums. CERA has established three forums designed to promote dialogue, interaction and collaboration based on a research agenda, which includes specific research papers, that is managed and implemented by CERA. These forums are as follows:

       - The Global Power Forum. This forum brings senior decision makers and ministers from business, government and financial communities together for regular conferences. These conferences are designed to promote dialogue and the exchange of views and help participants to understand developments in the international power industry as well as regional opportunities and related strategic implications.

       - The Oil and Gas Information Technology Strategy Forum. This forum provides a strategic framework for assessing and benchmarking challenges and opportunities created by information technology. Sessions also address the potential impact of information technology on the structure of oil and gas companies as well as competitive implications.

       - CERA's Former Soviet Union (FSU) Oil Transportation Forum. This forum creates an ongoing platform to improve cooperation and the environment for oil transportation in the region. It does this through focused presentations, interactive discussions, ongoing monitoring, and senior-level meetings with FSU transportation decision makers.

Applications and Consulting Services. CERA provides strategic and scenario planning services, organizational and market studies, and other focused consulting activities. Through specific client projects, referred to as applications, CERA applies its strategic knowledge and in-depth analysis in the energy industry to assist individual clients with particular needs. Assignments typically focus on the following areas: scenario planning process and facilitation; strategy development and implementation; corporate and business segment strategy options; future skills and competencies; market analysis (regional or industry); organizational analysis; restructuring and deregulation; asset valuation; value chain analysis; strategic alliance/partnership development; company profiling; post-merger strategic alignment and integration; privatization; country assessment; business environment and scenario development; implications for the client; expert witness; due diligence and critical review of strategy and plans; and executive presentations and corporate facilitation.

Multiclient Studies. Multiclient studies provide assessment of major energy developments and specific markets. Clients are provided with a cost-effective, high-value, decision-oriented analysis and a framework for assessing critical issues. CERA offers these studies as written in-depth reports, participant workshops and one-on-one company sessions. Examples of multiclient studies include the following: The Race to Capture Value: The Future of US Northeast Gas Markets; Transportation Dynamics: Understanding the Future of Oil Flows in the Former Soviet Union; Natural Gas in Southeast Asia: Scenarios for the Future of Gas Investment, Infrastructure Development, and the Competitive Dynamics of the Energy Marketplace; The Future of Central European Energy; and The New Energy
Frontier: The Future of the Western Gas & Power Markets.

Most of CERA's retainer services develop multiclient scenario studies to provide a long-term framework for anticipating and understanding change in its focus area. Scenarios assist clients in anticipating and responding to uncertainties and change in the global and regional business environment. CERA believes that this approach allows decision makers to explore trends and forces that will affect their business and to incorporate new ideas and information into their thinking and strategic processes. Current CERA multiclient scenario studies include the following: The Future of World Oil Markets: Scenarios to 2010; Restructuring Refining: Scenarios for Industry Structure and markets to 2010; North American Natural Gas Markets: Scenarios to 2010; Reshaping the North American Electric Power Industry: Scenarios to 2010; European Natural Gas:
Scenarios to 2010; and Latin America Energy: Scenarios to 2010.

       Research and Analysis

CERA's research and analysis group consists of approximately 71 full-time employees who provide ongoing research and analysis on the developments, information and activities in the energy industry. Each of the energy products and geographical regions covered by CERA is staffed by a team of research analysts and associates with substantial experience and/or expertise in the industry area covered by such products or regions.

CERA employs a consistent, disciplined research and analysis methodology across CERA's full product line, and issues printed or electronically distributes material using a consistent presentation format. Each energy product and geographical region has a product line research director who is responsible for implementing CERA's research and analysis methodology in that product area or geographical region. The development methodology consists of an iterative process of research, analysis, hypothesis and testing. Analysts conduct extensive primary research, working with CERA's client base and contacting other sources. These activities are supplemented with searches of numerous trade, financial and other third party source materials. From this research, analysts identify significant patterns and trends, develop assumptions, test hypotheses and arrive at concrete recommendations and conclusions to provide to clients. CERA conducts its research and analysis on an ongoing basis, continually retests its underlying assumptions and projected scenarios as developments occur and highlights to clients material changes to the assumptions, projections, recommendations and conclusions.

The knowledge and experience of CERA's analysts is critical to the quality of CERA's products and services. To ensure consistency of positions and analysis across service and research disciplines, all CERA's distributed research is reviewed by CERA's Head of Global Research. While varying opinions, debate and philosophical contention among services and research disciplines are encouraged, final positions and conclusions are consistent. This practice ensures that the analytical structure and recommendations presented in CERA's products are not inconsistent and better enables the various elements of client organizations to formulate integrated strategies based on coherent information and analysis.

       Sales and Marketing

At June 30, 1998, CERA had 44 full-time employees in sales and marketing in various locations worldwide. CERA's strategy is to optimize and grow resources and coordinate sales and marketing across product lines and geographical regions. Responsibilities among CERA's sales and marketing staff are allocated as follows: sales staff have account-driven responsibility for renewals, new retainer and application consulting sales within designated industry segments and regions; marketing and product management staff have accountability for product planning, development, pricing, promotion, quality control, commercial database management, sales staff support and other initiatives such as electronic distribution; and administrative and client services staff handle processing of new clients, assistance with incoming information requests, distribution of reports and other literature, written research to clients and the delivery of corporate marketing materials.

       Customers

As of June 30, 1998, CERA had a total retainer base of approximately 515 retainer contracts with various client organizations. Among the client organizations that CERA serves are the following: integrated oil companies and national oil companies; independent producers and refiners; pipelines, tanker and transportation companies; electric and gas utilities and independent power generators; banks, pension funds, institutional investors and other financial institutions; manufacturing firms and large energy end-users; government and regulatory agencies; trading, marketing and distribution firms; oil services and supply companies; engineering and construction companies; and legal and accounting firms servicing the energy industry. Three of CERA's customers accounted, in the aggregate, for approximately 20% and 9% of its total revenues for the fiscal years ended June 30, 1997 and 1998, respectively.

       Competition

CERA believes that the principal competitive factors in its industry include independence and quality of research, breadth of product offering, depth of expertise, relevance and timeliness of information and its efficient delivery, attention to customer service, effectiveness of sales and marketing, credibility and reputation, global perspective and orientation, and adaptability to the evolving information needs of clients. CERA believes that it competes favorably with respect to each of these factors.

CERA competes in the market for research and information on the global energy industry. CERA believes that the principal competitors for CERA's business are the energy practices of the major management consulting firms, independent energy consulting firms and information providers (such as brokerage firms, consulting firms, publishing firms and smaller boutique firms specializing in a particular energy industry sector or region). CERA's competitors include Petroleum Economics Limited, Petroleum Finance Company and PIRA Energy Group. There can be no assurance that CERA will be able to continue to compete successfully against existing or new competitors.

       Employees

At June 30, 1998, CERA had 189 full-time employees (including both professional and support staff). None of these employees is a member of a union.

Item 2. PROPERTIES

GDG conducts its business through office space located at 590 Madison Avenue, New York, which MCM, Inc. permits it to use.

MCM, Inc., which is headquartered in New York, New York, conducts its business through leased office space there and in Boston, London, Paris, Tokyo, Hong Kong and Singapore. MCM, Inc.'s lease for approximately 29,000 square feet in its New York headquarters (the "New York Office Lease") expires in 2009. MCM, Inc. also leases over 14,000 square feet for additional office space for its operations. MCM, Inc. also intends to enter into a lease for an additional 3,000 square feet of office space in London. MCM, Inc. also licenses the office space, referred to above, from Brera Capital Partners LLC, ("Brera") and it permits GDG to use this office facility. MCM, Inc. believes that these facilities are adequate to serve its currently anticipated business needs.

Van Kampen American Capital Distributors, Inc., ("Distributors, Inc."), subleases from MCM, Inc. approximately 6,400 square feet of space in MCM, Inc.'s New York office. MCM, Inc. and Distributors, Inc. have entered into a sublease agreement, dated as of January 3, 1995, under which the sublessor is obligated to pay a proportionate share of rent and expenses payable by MCM, Inc. under the New York Office Lease, and which may be terminated by either party upon 90 days' written notice.

CERA, which is headquartered in Cambridge, Massachusetts, conducts its business through leased office space there and in Paris, France, Oakland, California, Moscow, Russia, and Washington, D.C. CERA's lease for approximately 22,600 square feet in its Cambridge headquarters expires on June 3, 2000. CERA also leases over 10,000 square feet of additional office space for its operations. CERA has entered into a new lease with the landlord of its Cambridge headquarters with respect to the leasing of additional space by CERA for a period of five years beginning on January 1, 1998.

Item 3. LEGAL PROCEEDINGS

Neither GDG nor any of its subsidiaries are involved in any material legal proceeding, other than routine litigation incidental to their business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted to a vote of the security holders of GDG, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 1998.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Although the LLC Units issued to the stockholders of MGI in connection with the Merger (with the exception of LLC Units issued to "affiliates" of MGI and LLC Units held by "affiliates" of GDG) to the stockholders of MGI are freely transferable under the Securities Act 1933 (the "Securities Act"), there is no public market for the LLC Units and it is not expected that there will be a public market for the LLC Units in the foreseeable future.

In order to effect the CERA Acquisition, on February 12, 1998, the CERA Stockholders exchanged each outstanding share of Common Stock, par value $.01 per share, and Non-Voting Common Stock, par value $.01 per share, of CERA (collectively, the "CERA Common Stock") owned by them for 5.17956 LLC Units, the right to receive from 0.49875 to 2.94851 additional LLC Units upon the attainment of certain revenue growth rates by CERA (the "CERA Contingent LLC Units") and a contingent option to purchase 0.37028 additional LLC Units, at a per Unit exercise price equal to $34.53, upon the attainment of certain revenue growth rates by CERA (the "Contingent Options") (all such transactions the "CERA Exchange"). Goldman exchanged the portion of the limited partnership interest in CERA LP owned by it after the CERA Cash Distribution for 150,000 LLC Units, the right to receive from 14,444 to 85,389 additional LLC Units upon the attainment of certain revenue growth rates by CERA (the "Goldman Contingent Options") and a contingent option to purchase 9,874 additional LLC Units, at a per Unit exercise price equal to $34.53, upon the attainment of certain revenue growth rates by CERA (the "Goldman Contingent Options" and together with the CERA Contingent Options the "Contingent Options") (the "Goldman Exchange"). The CERA Exchange and the Goldman Exchange are referred to collectively as the "Exchange."

The LLC Units issued to the CERA Stockholders and Goldman in the Exchange, the Goldman Contingent LLC Units, the Contingent Options and the LLC Units issuable upon exercise of Contingent Options or upon exercise of the options granted to Brera (the "Brera Options") and to Edward Jordan (the "Jordan Options") were not registered under the Securities Act, or under any state securities or "blue-sky" laws or foreign securities laws. As a result, such LLC Units and Contingent Options are "restricted securities" for purposes of the federal securities laws and may be resold only in compliance with the federal and state securities laws governing "restricted securities."

In addition, transfer of LLC Units issued in connection with the Merger and the Exchange and the other transactions contemplated by the Merger Agreement, including the CERA Contingent LLC Units, the Goldman Contingent LLC Units, the LLC Units issuable upon exercise of Contingent Options, the Brera Options and the Jordan Options, are substantially restricted under the Amended and Restated Limited Liability Company Agreement of GDG, dated February 12, 1998, (the "LLC Agreement"), and other agreements pursuant to which shares of MGI common stock or MGI employee options were issued or granted to certain employees of MGI or pursuant to which LLC Units or options to purchase LLC Units will be or may be issued or granted to certain employees of or consultants to CERA or MGI and other persons. The LLC Units are also subject to a holdback provision, the right of first offer and "take-along" rights and participation rights set forth in the LLC Agreement. The restrictions on transfer could limit the price that certain investors might be willing to pay in the future for LLC Units, and could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of GDG.

Dividend Policy; Inability to Declare Dividends

GDG does not expect to declare or pay any dividends or distributions in the foreseeable future, other than distributions to holders of LLC Units to pay their taxes, as required by the LLC Agreement. GDG's ability to declare and pay dividends or distributions is limited by the ability of GDG's subsidiaries to transfer funds to GDG in the form of cash, loans or advances. An inability of MGI and CERA to transfer funds to GDG in the form of cash, loans or advances could prevent GDG from making the distributions required by the LLC Agreement for the foreseeable future.

Item 6. SELECTED FINANCIAL DATA

The following tables set forth selected historical financial data of MGI for the five years ended December 31, 1997 and for the six month periods ended June 30, 1998 and 1997. At a Board of Directors meeting on April 21, 1998, the Boards of GDG and MGI approved the change of year end for the predecessor company to GDG:MGI, from December 31 to June 30. The selected historical financial data of MGI for the five years ended December 31, 1997 were derived from the audited Consolidated Financial Statements of MGI. The selected historical financial data of MGI for the six month periods ended June 30, 1998 and 1997 were derived from the audited Consolidated Financial Statements of MGI and include, in the opinion of the management of MGI, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the data for such periods. The following tables should also be read in conjunction with "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of GDG and accompanying notes thereto included elsewhere in this Form 10K.

                                                                MCM GROUP, INC.
                                                          Years ended December 31,
                                   ----------------------------------------------------------------         Six Months Ended
                                                                                                                 June 30,
                                                                                                            ------------------
                                     1993                1994          1995         1996        1997         1997         1998
                                     ----                ----          ----         ----        ----         ----         ----
                         January 1 to                                                                     (unaudited)
                         February 16    February 17 to
                        (Predecessor)    December 31
                              (a)            (a)
                                                              Dollars in Thousands (except per share data)
OPERATING DATA:
Total revenues             $ 2,555         $18,488      $26,596      $31,625      $36,119      $40,227      $19,834      $36,426
Income before
income tax provision           554           2,734        1,420        2,536        5,738        7,467        4,113        2,330
Income tax provision           195           1,354          692          977        2,776        3,544        1,972        1,251
Net income                 $   359         $ 1,380      $   728      $ 1,559      $ 2,962      $ 3,923      $ 2,141      $ 1,079
Income from
continuing operations
per common share                           $  0.44      $  0.23      $  0.49      $  0.92      $  1.18      $  0.65      $  0.24
BALANCE SHEET
DATA:
Total assets                               $25,038      $26,558      $28,432      $34,151      $40,557      $37,542      $96,158
Total liabilities                               --           --        4,773        6,555        8,958        7,040       46,446
Redeemable
common stock (b)                                --           --           --          800          880          800        1,929
Common stockholders'
equity                                     $22,007      $22,100      $23,659      $26,796      $30,719       $29,702     $47,783

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GLOBAL DECISIONS GROUP LLC

       General

The following is a discussion and analysis of the historical consolidated results of operations and financial condition of GDG and its subsidiaries and factors affecting their financial resources for the six months ended June 30, 1998 and the years ended December 31, 1997 and 1996.

The information below should be read in conjunction with the financial statements and the related notes to the financial statements included in this Annual Report on Form 10-K. The results for the six-month periods for each year are not comparable due to the CERA Acquisition on February 12, 1998. CERA's results are included in the 1998 financial statements from that date to June 30, 1998, but its results are not included in the GDG's results for the corresponding period in 1997.

MGI and CERA are each wholly owned subsidiaries of GDG (see "--Merger and Exchange History" below) and are operated as separate though affiliated businesses.

       Merger and Exchange History

GDG was formed in connection with the Merger Agreement. On February 11, 1998, in accordance with the Merger Agreement, MCM, Inc., the principal direct subsidiary of MGI, entered into a five year revolving credit agreement with the Credit Agreement (see "--Liquidity and Capital Resources" below), and on the same date loaned the CERA Loan, which used the funds to pay cash distributions of $21,510,000 to the founding CERA stockholders, and to purchase a portion of the limited liability partnership interests in CERA L.P. owned by the Goldman Sachs Group, L.P. for $2,390,000. The loan to CERA was funded using available cash and $15,000,000 in loans under the Credit Agreement. On February 12, 1998, the Merger took place. MGI was the surviving corporation and became a wholly owned subsidiary of GDG. As a result of the Merger, each share of MGI common stock ceased to be outstanding and was converted into rights to receive LLC Units, as provided in the Merger Agreement. In addition, on that date, GDG acquired all of the outstanding shares of CERA's common stock and the remaining limited partnership interests in CERA L.P. (which interests were immediately transferred to CERA) in exchange for LLC Units and certain contingent options and rights in the CERA Acquisition. As a result, CERA also became a wholly owned subsidiary of GDG, and CERA L.P. was dissolved by operation of law, and its assets and liabilities were transferred to CERA.

The purchase price for CERA was allocated as follows:

Identifiable intangible assets including
            Customer list                             $10,673,000               20 year life
            Proprietary Software                      $ 2,009,000               3 year life
            Goodwill                                  $32,883,000               20 year life
            Transaction Costs                         $ 5,876,000               20 year life
            Deferred Tax Liability                    $(5,707,000)
                                                      -----------

Total Transaction cost                                $45,734,000
                                                      -----------

MCM GROUP, INC.

MCM provides specialized on-line financial information and analysis relating to developments in the U.S. and international corporate securities, fixed income and currency markets. MCM distributes its services almost exclusively through Vendor Distribution Firms to subscribers in 57 countries. Subscribers to MCM's electronic information services consist almost exclusively of institutional clients (e.g., major banks, brokers, dealers, government bond and financial futures trading operations, foreign exchange trading operations, and treasury departments of major corporations). In addition to MCM's headquarters in New York, MCM maintains offices in Boston, London, Paris, Tokyo, Hong Kong, and Singapore.

At June 30, 1998 nearly half of MCM's research services revenues were attributable to customers located in the United States. European-based customers accounted for approximately one third of total revenue and customers based in Asia accounted for the balance. The CorporateWatch(R) service is responsible for a substantial portion of MCM's revenue earned in the United States, while the CurrencyWatch(R) service is responsible for a substantial portion of the revenue earned in the European and Asian markets.

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

Compensation and benefits costs also have increased as MCM has invested in additional professional staff to enhance certain product lines, particularly CurrencyWatch(R), and YieldWatch(R), MCM's two fastest growing services. While revenues for these two services have grown substantially, the corresponding additional investment in personnel has kept profit margins on these services relatively low. MCM believes that if CurrencyWatch(R) and YieldWatch(R) revenues continue to grow, profit margins may significantly improve, although there can be no assurance in this regard.

CAMBRIDGE ENERGY RESEARCH ASSOCIATES, INC.

Since February 12, 1998 CERA has been under common ownership with MGI (see "--Merger and Exchange History" above). CERA's core business is research, analysis and strategic information on energy industry developments and trends, which is sold, primarily, on a continuous, renewable retainer basis. CERA offers a number of different retainer advisory services, which are sold, principally, as annual, renewable contracts. These contracts can vary in price depending on the level of service and/or the number of advisory services purchased. The majority of CERA's retainer clients purchase more than one service. Revenue from retainer advisory services constitutes slightly more than half of CERA's total revenue in the fiscal year ended June 30, 1998.

The balance of CERA's revenue is derived from custom projects and several different activities collectively called "retainer related."

Custom projects (also described as retainer applications and consulting) are, generally, client-specific applications of research data and knowledge derived from the retainer advisory business. Most projects are priced on a fixed-fee basis, plus expenses, with a limited number of projects priced on a per-diem rate basis. The majority of project clients are also (or become) retainer advisory clients. The revenue is less predictable than retainer advisory revenue. It also can be more affected, year-to-year, by singular, non-recurring large projects. The revenue is recognized on a percentage-of-completion basis over the course of the project. Project revenue constituted slightly less than one quarter of CERA's revenue for the fiscal year ended June 30, 1998.

Retainer-related revenue encompasses several activities, including separately-charged presentations and consulting days, individual sales of research reports, fees for attending CERA events, and major, multi-client sponsored research studies. These activities are generally connected to the retainer advisory business with respect to content, staffing and clients. This revenue represented roughly one-quarter of CERA's total revenue for the fiscal year ended June 30, 1998.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1998 compared to Six Month's Ended June 30, 1997.

GDG's results for each year are not comparable due to the CERA Acquisition on February 12, 1998. CERA's results from that date to June 30, 1998 are included in the information for 1998, but its results are not included in the corresponding 1997 figures.

Revenues

Revenue from research services grew from $19.8 million during the first six months of 1997 to $36.4 million during the same period of 1998. The increase is primarily due to the inclusion in the current year's results of CERA after the CERA Acquisition. MCM's revenue grew by 7.1% during the six months ended June 30, 1998, to $21.2 million. CERA contributed an additional $15.2 million of revenue from its retainer, applications and retainer-related businesses from the CERA Acquisition date, February 12, 1998, through June 30, 1998. The growth in MCM's revenues was due primarily to the expansion of MCM's international marketing initiative and the delivery of research services through multiple Vendor Distribution Firms.

Expenses

Total Expenses in the first six months of 1998 were $33.9 million, or $17.9 million more than the corresponding period in 1997, an increase of 89%. $16.3 million of this increase resulted from the inclusion of CERA's expenses for the period from February 12, 1998 to June 30, 1998.

MCM'S costs increased by approximately 16.4%, reflecting higher compensation and benefits costs, and the hiring of additional analysts and research assistants to enhance MCM's product lines, as well as from increases in occupancy expense and in expenses associated with the hiring of additional administrative personnel and investments in computer system enhancements. MCM formerly had a services agreement with Van Kampen American Capital, Inc., its former parent, for all accounting and administrative support functions. MCM has been assuming those functions internally, which has resulted in the increase in administrative staffing costs. These increased costs at MCM were partially offset by overall lower vendor royalties as a percentage of subscription revenues, reflecting MCM's continuing success in increasing revenues through the distribution of its services through multiple Vendor Distribution Firms.

CERA's operating costs from February 12, 1998 to June 30, 1998 were $14.6 million, of which $14.2 million were directly related to operations. The balance was incurred as result of the purchase of LLC Units for distribution to CERA employees as a part of the Merger and the CERA Acquisition and due to other merger related costs. In addition, $0.4 million of GDG corporate expenses are included in the total for the six months.

Interest expense for the six months ended June 30, 1998 was $0.4 million compared to no interest expense in the corresponding period for the prior year. This reflects the borrowings under the Credit Agreement of $15.0 million to finance the CERA Loan.

Amortization expense of $1.4 million for the six months was $1.0 million higher than for the corresponding period in 1997. This increase is due to the additional amortization of goodwill and intangible assets associated with the CERA Acquisition.

Other income decreased from $0.3 million in the 1997 period to $0.25 million in 1998, representing interest income on the cash maintained on MCM's books, after the spin off from VKAC, until it made the loan to CERA in mid-February 1998.

Income taxes were $1.3 million for the six months ended June 30, 1998 compared to $2.0 million for the corresponding period in 1997, primarily as a result of one time losses incurred by CERA relating to the CERA Acquisition. Although the tax provision is lower due to the factors mentioned above, the effective tax rate is higher because the amortization of the CERA Goodwill is not deductible for tax purposes.

Net Income

GDG reported a net income of $1.1 million for the six months ended June 30, 1998, a decrease of $1.1 million from the net income of the prior year's period. Net Income decreased as a result of a nonrecurring compensation charge related to distributing LLC Units to CERA employees, increased interest expense relating to the financing for the CERA Loan and additional amortization expense related to the CERA Acquisition.

Year Ended December 31, 1997 versus 1996

Revenues

Revenue from research services grew from $35.9 million in 1996 to $40.2 million in 1997, an increase of 11.9%. Revenues for all of MGI's major product lines continued to grow, due primarily to the expansion of MGI's international customer base and the delivery of research services through multiple Vendor Distributions Firms to MGI's customers.

Expenses

Total expenses in 1997 were $33.5 million, or $3.1 million more than in 1996, an increase of 10.2%. Sales, distribution and administrative and administrative expenses totaled $32.7 million, an increase of 10.6% over 1996. This increase resulted from substantially higher compensation and benefits costs, reflecting the hiring of additional analysts and research assistants to enhance MGI's product lines, as well as from increases in occupancy expense, and expenses associated with the hiring of additional personnel, fees related to bringing certain administrative functions previously performed by VKAC in house and investments in computer system enhancements.

These increased costs were partially offset by lower vendor royalties, reflecting the continuing success of MGI in increasing revenues through multiple Vendor Distribution Firms.

Net Income

Net income for 1997 was $3.9 million, an increase of $1.0 million or 32.4% over 1996. Net income grew as a result of increased revenue realized on all of MGI's major product lines, lower expenses from vendor royalties and increased interest income earned on higher cash balances resulting from the retention of cash after the spin-off.

Year Ended December 31, 1996 versus 1995

Revenues

Revenue from research services grew from $31.1 million in 1995 to $35.8 million in 1996, an increase of 15.1%. Revenues for all of MGI's major product lines continued to grow, due primarily to the expansion of MGI's international customer base and the delivery of research services through multiple Vendor Distribution Firms to MGI's customers.

Expenses

Total expenses in 1996 were $30.4 million, or $1.3 million more than in 1995, an increase of 4.5%. Sales, distribution and administrative expenses totaled $29.6 million, an increase of 4.6% over 1995. This increase resulted from substantially higher compensation and benefits costs, reflecting the hiring of additional analysts and research assistants to enhance MGI's product lines, as well as from increases in occupancy expense and in expenses associated with the hiring of additional personnel and investments in computer system enhancements.

These increased costs were partially offset by lower vendor royalties, reflecting the continuing success of MGI in increasing revenues through multiple Vendor Distribution Firms.

Net Income

Net income for 1996 was $3.0 million, an increase of $1.4 or 87.5% over 1995. Net income grew as a result of increased revenue realized on all of MGI's major product lines and lower expenses for vendor royalties.


LIQUIDITY AND CAPITAL RESOURCES

GDG generated cash flow from operations in the amounts of $2.5 million and $3.3 million for the six months ended June 30, 1998 and 1997, respectively. CERA contributed $0.7 million in cash flow from operations from the date of the CERA Acquisition to June 30, 1998.

Funds used in investment activities were $27.1 million for the six months ended June 30, 1998 compared to $0.4 million in the prior year's period. The large increase in investment was mostly attributable to the CERA Acquisition. In order to finance the CERA Loan, MCM, Inc. received financing proceeds of $15,000,000 under the Credit Agreement. The Credit Agreement, which also provides for a $10,000,000 facility to finance future acquisitions and a $5,000,000 working capital revolving credit facility, expires on February 11, 2003. Repayments of the term loan under the Credit Agreement are due in $750,000 quarterly installments from March 31, 1999 through December 31, 1999, and then increase to $1,000,000 quarterly installments through December 31, 2002. The weighted-average interest rate on the term loan issued under the Credit Agreement for the six month period ended June 30, 1998 was 7.03%. In addition to funding the CERA Acquisition, investments at GDG increased because of the investment in a new contribution and distribution platform at MCM, (see "Year 2000"). In the six months ended June 30, 1998, MCM had expended approximately $1.5 million for hardware and software related to this capital project.

As of June 30, 1998, MCM, Inc. had no borrowings under the acquisition facility or the revolving credit facility. Management believes that cash from operations and the revolving credit facility will be sufficient to meet the GDG's operating costs, capital investment needs and increased debt service costs associated with the term loan.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the GDG adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income in general-purpose financial statements. No presentation of comprehensive income has been made since the differences from net income are not material.

Effective January 1, 1998, GDG adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating systems in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption did not have a material impact on GDG's disclosure.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           GLOBAL DECISIONS GROUP LLC
                        CONSOLIDATED FINANCIAL STATEMENTS

             AS OF JUNE 30, 1998 AND DECEMBER 31, 1997 AND 1996, AND
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                AND YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

REPORT OF INDEPENDENT ACCOUNTANTS


September 18, 1998

To the Board of Directors of
Global Decisions Group LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and members' equity and of cash flows present fairly, in all material respects, the financial position of Global Decisions Group LLC and Subsidiaries (the successor Company of MCM Group, Inc. see Note 1 to the consolidated financial statements) as of June 30, 1998, December 31, 1997 and 1996, and the results of their operations and their cash flows for the six months ended June 30, 1998 and the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                      PRICEWATERHOUSECOOPERS LLP

REPORT OF INDEPENDENT ACCOUNTANTS


September 18, 1998

To the Board of Directors of
Global Decisions Group LLC:

Our report on the consolidated financial statements of Global Decisions Group LLC and subsidiaries as of June 30, 1998, and for the six months then ended and for the years ended December 31, 1997 and 1996, is included on page (open) of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 66 of this Form 10-K for the six months ended June 30, 1998 and years ended December 31, 1997 and 1996.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                                     PRICEWATERHOUSECOOPERS LLP

          Independent Auditors' Report on Supplementary Information
          ---------------------------------------------------------



The Board of Directors
MCM Group, Inc.

We have audited and reported separately herein on the consolidated statements of income, changes in stockholder's equity and cash flows of MCM Group, Inc. and subsidiaries for the year ended December 31, 1995.

Our audit was made for the purpose of forming an opinion on the basic financial statements of MCM Group, Inc., and subsidiaries taken as a whole. The supplementary information for 1995 included in Schedule II is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects, in relation to the basic consolidated financial statements taken as a whole.


                                                         KPMG Peat Marwick LLP


Chicago, Illinois
January 26, 1996

                         Independent Auditors' Report
                         ----------------------------


The Board of Directors
MCM Group, Inc.

We have audited the accompanying consolidated statements of income, changes in stockholder's equity and cash flows of MCM Group, Inc. and subsidiaries for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance and whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of MCM Group, Inc. and subsidiaries for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

                                                         KPMG Peat Marwick LLP


Chicago, Illinois
January 26, 1996

GLOBAL DECISIONS GROUP LLC

Consolidated Balance Sheets

(in 000's except for units and per unit amounts)

                                                                      June 30,   December 31,  December 31,
                               ASSETS:                                  1998         1997         1996
                                                                        ----         ----         ----
Current assets:
 Cash and cash equivalents                                            $  6,723     $ 15,979     $ 9,877
 Accounts receivable, net of allowance for doubtful accounts
  of $579 in 1998, $307 in 1997, and $200 in 1996                       17,203        4,387       4,651
 Prepaid expenses and other assets                                       1,453          397         680
                                                                      --------     --------    --------
        Total current assets                                            25,379       20,763      15,208

 Furniture, equipment and leasehold improvements, net                    4,780        1,842       2,046
 Intangible assets, net                                                 65,201       15,688      16,467
 Other assets                                                              798        2,264         430
                                                                      --------     --------    --------
        Total assets                                                  $ 96,158     $ 40,557    $ 34,151
                                                                      ========     ========    ========

                 LIABILITIES and MEMBERS' EQUITY:

Current liabilities:
 Accounts payable and accrued expenses                                $  5,980     $    687     $   643
 Accrued vendor commissions                                              1,568        1,683       1,517
 Income taxes payable                                                      941        2,012         314
 Interest payable                                                          122         -           -
 Deferred revenue                                                       11,394           70          55
 Bank loans payable                                                      1,124          577         657
 Payroll and benefit-related liabilities                                 4,173        2,405       1,578
                                                                      --------     --------    --------
        Total current liabilities                                       25,302        7,434       4,764

 Long term debt                                                         15,000         -           -
 Deferred income taxes payable                                           5,087          456         841
 Other liabilities, including minority interest                          1,057        1,068         950
                                                                      --------     --------    --------
        Total liabilities                                               46,446        8,958       6,555

 Commitments and contingencies

 Redeemable voting LLC units: Voting LLC units 275,530 units issued and 264,280 outstanding in 1998, and 168,655 and
    149,544 units issued and outstanding in
    1997 and 1996, respectively, less notes receivable from
    members of $885, $885 and $765 in 1998, 1997, and 1996,
    respectively (redemption value of redeemable units and
    vested options of $5,506, $1,940, and $1,740 in 1998,
    1997, and 1996, respectively)                                       1,929          880         800

 Members' equity:
  Voting LLC units, 4,563,179, 3,170,054 and 3,170,054, issued
    and outstanding in 1998, 1997, and 1996, respectively              38,176       22,182      22,182
   Foreign currency translation                                           (9)        -           -
   Undistributed earnings                                               9,616        8,537       4,614
                                                                     --------     --------    --------

        Total members' equity                                          47,783       30,719      26,796
                                                                     --------     --------    --------

        Total liabilities and members' equity                        $ 96,158     $ 40,557    $ 34,151
                                                                     ========     ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL DECISIONS GROUP LLC

Consolidated Statements of Income

(in 000's except for units and per unit amounts)



                                           Six Months
                                             Ended                  Years Ended December 31,
                                            June 30,                ------------------------
                                              1998            1997            1996            1995
                                              ----            ----            ----            ----

Revenues                                  $    36,426     $    40,227     $    35,947     $    31,110

Expenses:
  Vendor commissions                            6,423          11,714          11,433          12,643

  Compensation and benefits                    14,769          12,114          10,340           8,641

  Sales, distribution and administrative       11,368           8,895           7,829           7,028

  Amortization of intangible assets             1,369             779             779             777
                                           -----------     -----------     -----------     -----------

     Total expenses                            33,929          33,502          30,381          29,089
                                          -----------     -----------     -----------     -----------

     Operating income                           2,497           6,725           5,566           2,021

Interest income                                   261             696             111               -

Interest expense                                (415)             (9)            (13)              -

Other income (expense), n et                     (13)             55              74             515
                                            -----------     -----------     -----------     -----------

     Income before income taxes                 2,330           7,467           5,738           2,536

Income taxes                                    1,251           3,544           2,776             977
                                            -----------     -----------     -----------     -----------

     Net income                             $   1,079     $     3,923     $     2,962     $     1,559
                                            ===========     ===========     ===========     ===========


Per LLC Unit:
 Net income per LLC unit:
  Basic                                    $     0.24     $      1.18     $      0.89     $      0.49
  Diluted                                        0.23            1.18            0.89            0.49
Weighted-average units outstanding:
  Basic                                     4,482,179       3,327,818       3,319,598       3,170,054
  Diluted                                   4,691,505       3,327,818       3,319,598       3,170,054


The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL DECISIONS GROUP LLC

Consolidated Statements of Members' Equity

(in 000's)


                                                                                         Foreign
                                                    Voting        Undistributed          Currency
                                                  LLC Units          Earnings          Translation          Total
                                                  ---------          --------          -----------          -----

Balance at December 31, 1994                    $       22,007       $        93       $      -         $      22,100

Net income                                             -                   1,559              -                 1,559
                                                --------------       -----------       -------------    -------------

Balance at December 31, 1995                            22,007             1,652              -                23,659

Issuance of units for stock of MCM Inc.
and Subsidiaries                                           175             -                  -                   175

Net income                                             -                   2,962              -                 2,962
                                                --------------       -----------       -------------    -------------

Balance at December 31, 1996                            22,182             4,614              -                26,796

Net income                                             -                   3,923              -                 3,923
                                                --------------       -----------       -------------    -------------

Balance at December 31, 1997                            22,182             8,537              -                30,719

Issuance of units and options
to acquire CERA, Inc.                                   15,994             -                  -                15,994

Net income                                             -                   1,079              -                 1,079

Foreign currency translation                           -                   -                      (9)              (9)
                                                --------------       -----------       -------------    -------------

Balance at June 30, 1998                        $       38,176       $     9,616       $          (9)   $      47,783
                                                ==============       ===========       =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL DECISIONS GROUP LLC

Consolidated Statements of Cash Flows

(in 000's)

                                                                       Six Months
                                                                          Ended            Years Ended December 31,
                                                                                           ------------------------
                                                                      June 30, 1998    1997         1996          1995
                                                                      -------------    ----         ----          ----
Cash flows from operating activities:
  Net income                                                            $  1,079     $  3,923     $  2,962     $  1,559
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                        1,795        1,154        1,102        1,078
      Grant of LLC units                                                   1,181
      Changes in assets and liabilities net of business acquired:
        (Increase) decrease in receivables, net                           (3,843)         264       (1,854)        (254)
        Decrease (increase) in receivable from affiliates                     --           --        4,411       (1,857)
        Increase in accounts payable and accrued
          expenses                                                           700           59           93          (26)
        (Decrease) increase in accrued vendor commissions                   (115)         166         (149)        (153)
        (Decrease) increase in income taxes payable                       (1,071)       1,698          314           --
        Increase in payroll and benefit-related liabilities                  372          827        1,113           66
        (Decrease) increase in deferred income taxes                          --         (385)         364           93
        Decrease in deferred revenue                                       3,187           --           --           --
        (Decrease) increase in other, net                                   (780)      (1,433)          14          172
                                                                        --------     --------     --------     --------
          Total adjustments                                                1,426        2,350        5,408         (881)

          Net cash provided by operating activities                        2,505        6,273        8,370          678
                                                                        --------     --------     --------     --------

Cash flows used by investing activities:
  Acquisition of CERA Inc., net of cash acquired                         (25,379)          --           --           --
  Capital expenditures                                                    (1,797)        (171)         (19)        (337)
                                                                        --------     --------     --------     --------
          Net cash used by investing activities                          (27,176)        (171)         (19)        (337)

Cash flows from financing activities:
  Net bank loan issuances (repayments)                                       547          (80)         (72)          86
  (Repurchase) issuance of redeemable LLC units, less notes receivable      (132)          80          975           --
  Issuance of long term debt                                              15,000           --           --           --
                                                                        --------     --------     --------     --------
          Net cash provided by financing activities                       15,415           --          903           86

          Net increase in cash                                            (9,256)       6,102        9,254          427

Cash and cash equivalents at beginning of year                            15,979        9,877          623          196
                                                                        --------     --------     --------     --------

          Cash and cash equivalents at end of period                    $  6,723     $ 15,979     $  9,877     $    623
                                                                        ========     ========     ========     ========

Supplemental information on business acquired:
  Fair value of assets acquired                                         $ 57,523
    Less: Liabilities assumed                                            (14,175)
          LLC units issued                                               (15,394)
          Options issued                                                    (600)
                                                                        --------
  Cash paid                                                               27,354
    Less: Cash acquired                                                   (1,975)
                                                                        --------

      Net cash paid                                                     $ 25,379
                                                                        ========

Supplementary disclosure of cash flow information:
  Cash paid for:
    Income taxes                                                        $  1,635     $  2,231     $  1,977     $    528
    Interest                                                                 293            9           13           22


The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL DECISIONS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION:

         Global Decisions Group LLC ("GDG"), a Delaware limited liability company, was formed by MCM Group, Inc., ("MGI" or the "Predecessor Company") and McCarthy, Crisanti & Maffei, Inc. ("MCM") on June 30, 1997, for the purpose of effecting the Merger, as discussed in Note 2, whereby a wholly owned subsidiary of GDG was merged into MGI on February 12, 1998, with MGI as the surviving corporation. Pursuant to this Merger each outstanding share of MGI common stock was converted into the right to receive limited liability company units of GDG. Therefore, the Merger has been accounted for in a manner similar to the pooling-of-interest method due to the common ownership of MGI and GDG.

         MGI, a Delaware corporation, was incorporated on August 21, 1996 as a wholly owned subsidiary of VK/AC Holding, Inc. ("Holding"). On that date, Holding was a majority owned subsidiary of The Clayton & Dubilier Private Equity Fund IV Limited Partnership ("C&D Fund IV"), which is managed by Clayton Dubilier & Rice, Inc. Prior to August 31, 1996, MCM was a wholly owned subsidiary of Holding. On August 31, 1996, Holding's ownership interest in MCM was transferred to MGI. On August 31, 1996, 100% of the outstanding Class A common stock of MGI was distributed to the stockholders of record of Holding as a dividend on their shares of Holding's common stock. Upon the distribution, MGI became a majority owned subsidiary of C&D Fund IV. The transfer of 100% of the MCM common stock to MGI has been accounted for in a manner similar to the pooling-of-interests method due to the common ownership of MGI and Holding by C&D Fund IV following the distribution.

         The consolidated financial statements presented herein for the years ended December 31, 1997, 1996 and 1995, represent the Predecessor Company's financial position, results of operations, and cash flows prior to the Merger, and reflect the adjustments which were made to record the Merger. On February 12, 1998, GDG acquired all of the outstanding common stock of Cambridge Energy Research Associates, Inc. ("CERA"), as discussed in Note 2. Accordingly, the financial statements of the Predecessor Company for the years ended December 31, 1997, 1996 and 1995, are not comparable in all material respects with the financial statements subsequent to the date of the Merger.

         The financial statements include the accounts of GDG, MGI, CERA and MCM and its subsidiaries (collectively, "the Company") and reflect the exchange of MGI common stock for GDG units in the Merger. All material intercompany accounts and transactions have been eliminated in consolidation.

GLOBAL DECISIONS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       MERGER AND EXCHANGE TRANSACTION:

         On August 1, 1997, MGI entered into the Plan of Merger and Exchange Agreement (the "Merger Agreement") by and among MGI, GDG, the stockholders of CERA and The Goldman Sachs Group, L.P. ("Goldman"). On February 12, 1998, in accordance with the Merger Agreement, GDG Merger Corporation, a wholly owned subsidiary of GDG, which was formed specifically for the purpose of the Merger, was merged into MGI (the "Merger"). MGI was the surviving corporation and became a wholly owned subsidiary of GDG. Each share of MGI Class A and Class C common stock (redeemable - see Note 8 - and non-redeemable) ceased to be outstanding and was converted into the right to receive 9.55555 limited liability company units of GDG ("Units"), as provided in the Merger Agreement.

         The CERA stockholders exchanged each outstanding share of Common Stock and Non-Voting Common Stock of CERA for 5.17956 Units, 1,243,125 Units in total, the contingent right to receive from 0.49875 to 2.94851 additional Units, and a contingent option to purchase 0.37028 additional Units. Goldman exchanged a portion of its limited partnership interest in Cambridge Energy Research Associates Limited Partnership ("CERA LP"), which was immediately transferred to CERA, for 150,000 Units, the contingent right to receive from 14,444 to 85,389 additional Units, and a contingent option to purchase 9,874 additional Units. The contingent rights and the contingent options are subject to the attainment of certain revenue growth rates by CERA. Any additional Units or options granted, when the contingencies are resolved, will be accounted for as additional cost of the acquired assets and amortized over the remaining life of the assets.

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

         The acquisition of CERA on February 12, 1998, for approximately $46,000,000 ($16,000,000 in Units and $30,000,000 in cash) has been accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. Intangibles (principally goodwill) of approximately $45,700,000 (including the effect of deferred tax liabilities of $5,700,000 arising from the purchase of identifiable intangible assets) arising on the acquisition are to be amortized over their estimated useful lives of five to twenty-five years. The Company capitalized approximately $6,000,000 of acquisition costs as an addition to intangible assets. Upon the closing of the transaction, amortization of such costs commenced.

GLOBAL DECISIONS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Under the terms of the merger Agreement, on February 23, 1998, CERA employees were granted an aggregate of 106,875 redeemable Units in accordance with the CERA LLC Unit Grant Plan. As a result, the Company recorded a one-time charge of $1,716,000 against earnings, including employees' related income tax benefits of $535,000. The Company also granted the employees contingent rights to receive 10,291 to 60,840 Units, and options to purchase 231,500 Units (see Note 8). The contingent rights are subject to the attainment of certain revenue growth rates by CERA.

         The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition of CERA occurred on January 1, 1997.

                                 SIX MONTHS ENDED       YEAR ENDED
                                    JUNE 30,            DECEMBER 31,
                                      1998                 1997
Revenues                           $40,293,000         $74,147,000
Net income                           1,120,000             780,000

Net income per LLC unit - basic    $      0.25         $      0.23

         The pro forma results are based on various assumptions and are not necessarily indicative of what would have occurred had the transaction been consummated on January 1, 1997.



3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         CHANGE OF FISCAL YEAR
         On April 21, 1998, the Board of Directors of the Predecessor Company voted to change MGI's fiscal accounting year to begin July 1 and end June 30. MGI had been operating under a fiscal year that began January 1 and ended December 31.

         CASH AND CASH EQUIVALENTS
         The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

         REVENUE RECOGNITION
         MCM's research services revenue results from MCM producing and distributing electronic information services worldwide and is recognized when the services are provided. The life of the customers' contract period is generally one year. CERA's retainer-services are generally billed at the inception of the contract, and revenue is recognized ratably over the contract term. Revenues from consulting services are recognized on the percentage-of-completion method. Losses are recognized when they are known. Amounts billed or collected relating to future periods are classified as deferred revenue and recognized as the services are provided.

GLOBAL DECISIONS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         VENDOR COMMISSIONS
         Vendor commissions are royalties paid to distributors of MCM's on-line services.

         DEPRECIATION
         The Company provides for depreciation of equipment using the straight line method over three years. Leasehold improvements and furniture are amortized over the lesser of the remaining lives of the leases or their estimated useful lives using the straight-line method. All fixed assets are stated at cost and related repair and maintenance charges are expensed as incurred. When assets are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts and the resulting gain or loss is included in the consolidated statement of income. Accumulated depreciation at June 30, 1998 and December 31, 1997 and 1996, was $3,788,000, $1,434,000 and
         $1,027,000, respectively.

         AMORTIZATION
         Intangible assets, which primarily represent the excess of cost over fair value of the net assets acquired, are being amortized over five to twenty-five years on a straight line basis. The Company assesses impairment of this asset based on several factors, including probable fair market value, cash flows, and the aggregate value of the business as a whole. Accumulated amortization at June 30, 1998 and December 31, 1997 and 1996, was $5,163,000, $3,796,000 and $3,015,000, respectively.

         TRANSLATION OF FOREIGN CURRENCIES
         The monetary assets and liabilities of foreign operations that are denominated in foreign currencies are converted into U.S. dollars at year end or historical exchange rates. Income and expense items are converted into U.S. dollars at average rates of exchange prevailing during the year. Translation adjustments are reported as a separate component of members' equity.

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

         RECLASSIFICATIONS
         Certain prior year amounts have been reclassified to conform to the 1998 presentation.

         COMPREHENSIVE INCOME
         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income in general-purpose financial

GLOBAL DECISIONS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         statements. No presentation of comprehensive income has been made since the differences from net income are not material.

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

         Income tax expense (in 000's):

                              SIX MONTHS ENDED      YEARS ENDED DECEMBER 31,
                                JUNE 30, 1998    1997         1996         1995
Current:
   U.S. Federal                    $  680       $1,957       $1,521       $  634
   State, local, and foreign          481        1,499          699          250
                                   ------       ------       ------       ------
                                    1,161        3,456        2,220          884
                                   ------       ------       ------       ------
Deferred:
   U.S. Federal                        55           75          389           78
   State and local                     35           13          167           15
                                   ------       ------       ------       ------

                                       90           88          556           93
                                   ------       ------       ------       ------

              Total                $1,251       $3,544       $2,776       $  977
                                   ======       ======       ======       ======

         The deferred income tax liabilities shown on the consolidated balance sheets at June 30, 1998 and December 31, 1997 and 1996, are due primarily to temporary differences between tax and book amortization of the excess of cost over fair value of net assets acquired.

         The provision for income taxes is different from that which would be computed by applying the statutory federal income tax rate to income before taxes. The principal reasons for the differences for the six months ended June 30, 1998 and years ended December 31, 1997, 1996 and 1995, are set forth in the table below.

                                                       SIX MONTHS ENDED      YEARS ENDED DECEMBER 31,
                                                         JUNE 30, 1998       ------------------------
                                                                              1997     1996     1995
                                                         -------------        ----     ----     ----

             Federal statutory rate                           34.0%           34.0%    34.0%    35.0%
             State taxes, net of federal income
                tax benefit                                    9.1            10.0     12.0      7.4
             Nondeductible goodwill                           10.3             --       --       --
             Foreign and other, net                            0.3             3.4      2.4     (3.9)
                                                              ----            ----     ----     ----
                           Effective rate                     53.7%           47.4%    48.4%    38.5%
                                                              ====            ====     ====     ====

GLOBAL DECISIONS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       PROFIT SHARING:

         MCM administers a profit sharing plan qualified under the Internal Revenue Code for all employees, as well as a non-qualified plan for highly compensated employees who wish to defer additional income. MCM's contribution expense for these plans was $201,000, $350,000, $273,000 and $196,000 for the six months ended June 30, 1998 and years ended December 31, 1997, 1996 and 1995, respectively.

         CERA also maintains a profit sharing plan for all employees. During the period from February 12, 1998 (date of acquisition) through June 30, 1998 CERA's contribution expense for this plan was $190,000.



6.       COMMITMENTS AND CONTINGENCIES:

         Rent expense for operating leases was $1,089,000, $1,420,000, $1,387,000, and $1,290,000, net of sublease income of approximately $108,000, $216,000, $216,000 and $227,000 from an affiliate of Holding, for the six months ended June 30, 1998 and the years ended December 31, 1997, 1996 and 1995, respectively. Future minimum lease commitments under non-cancelable long-term leases are:

             YEAR                 (000'S)
             1999                 $ 3,029
             2000                   2,838
             2001                   2,727
             2002                   2,664
             2003                   1,934
             2004 through 2018      9,557
                                  -------
                                  $22,749
                                  =======

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



7.       REDEEMABLE UNITS:

         The Company issued 106,875, 19,111 and 166,267 Units in 1998, 1997 and
         1996, respectively, to members of management, other key employees and directors of the Company (the "Management Investors"). The Company agreed to repurchase these Units outstanding and the exercisable portion of any options for these Units held (see Note 8) at fair market value under certain defined conditions, such as death, disability, retirement at normal retirement age, or termination of employment without cause. This repurchase right

GLOBAL DECISIONS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         terminates upon the consummation of an initial equity public offering. Fair market value is periodically estimated by the Company's board of directors considering, among other factors, the value as determined by an independent appraisal. In connection with the aforementioned redemption features, the Company has classified, outside of members' equity, an amount representing the initial fair value of the redeemable Units, less notes receivable of $885,000 from the Management Investors. These Units and exercisable options have not been marked to market because the events of redemption are considered remote.

         During 1998, the Company repurchased 11,250 redeemable Units from a former employee. The Company has recorded the cost of those Units as a reduction of the redeemable Unit amount presented on the balance sheet. There were no redemptions prior to 1998.



8.        UNIT OPTION PLANS:

         OPTIONS ISSUED UNDER THE STOCK OPTION PLAN
         Options to purchase 385,070 Units have been granted to the Management Investors pursuant to the MCM Group, Inc. Stock Option Plan (the "Stock Option Plan"). Under the terms of the Merger Agreement, the options outstanding under the Stock Option Plan for the Predecessor Company's Class C Common Stock were automatically converted into options to receive Units at the closing date. One half of the options issued under the Stock Option Plan were Service Options which will vest over a period of time up to five years, 20% on each anniversary of the option grant date subject to continued employment with the Company or a subsidiary and accelerated vesting in the event of death or a change in control of the Company. The other options issued under the Stock Option Plan were Performance Options which will vest three years from the date of grant subject to continued employment with the Company and the achievement of certain financial performance objectives by MCM and vesting in the event of death or change in control of the Company. All of the Performance Options become exercisable nine years from the grant date regardless of the achievement of the financial performance objectives. The Service Options and the Performance Options expire on the tenth anniversary of the grant date.

GLOBAL DECISIONS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following summarizes activity in the Stock Option Plan for the six months ended June 30, 1998, and years ended December 31, 1997 and 1996:

                                               WEIGHTED
                                               AVERAGE
                                   UNITS    EXERCISE PRICE
Balance, January 1, 1996               --         --
Service Options Granted           180,973     $   12.75
Performance Options Granted       180,973         12.75
                                 --------     ---------
Balance, December 31, 1996        361,946     $   12.75
                                 ========     =========

Service Options Granted            23,124         12.75
Performance Options Granted        23,124         12.75
                                 --------     ---------
Balance, December 31, 1997        408,194     $   12.75
                                 ========     =========

Service Options Forfeited         (11,562)    $   12.75
Performance Options Forfeited     (11,562)        12.75
                                 --------     ---------
Balance, June 30, 1998            385,070     $   12.75
                                 ========     =========

         The range of exercise prices was from $10.47 to $15.03 per Unit.

         As of June 30, 1998, 33,803 options were exercisable, 83,185 Units were available for future grants, and the average contractual life remaining was 8.38 years.

         OPTIONS ISSUED UNDER THE SPECIAL STOCK OPTION PLAN
         The Company's Special Stock Option Plan (the "Plan") provided for the grant of stock options for the Predecessor Company's Class A Common Stock on August 31, 1996, to certain current and former employees of Holding. The options were awarded in connection with the transfer of the ownership of MCM from Holding to MGI. Under the terms of the Merger Agreement, the options outstanding under the Plan at the closing date were automatically converted into options to receive Units.

         As of June 30, 1998, options to purchase 459,717 Units at a weighted average exercise price of $10.47 were outstanding, and were fully vested and exercisable upon issuance.

         As of June 30, 1998, no Units were available for future grants and the average contractual life remaining was 3.17 years.

         OPTIONS ISSUED UNDER THE CERA, INC. LLC UNIT OPTION PLAN
         Options to purchase 231,500 Units were granted to employees and directors of CERA pursuant to the CERA, Inc. LLC Unit Option Plan (the "CERA Option Plan"). The options issued under the CERA Option Plan were Service Options which will vest over a period of time up to five years, 20% on each anniversary of the option grant date subject to continued employment with CERA and accelerated vesting in the event of death or a change in control of the Company. The Service Options expire on the tenth anniversary of the grant date.

GLOBAL DECISIONS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following summarizes activity in the CERA Option Plan for the six months ended June 30, 1998:

                                        WEIGHTED AVERAGE
                              UNITS     EXERCISE PRICE

Balance, January 1, 1998           --         --
Service Options Granted       231,500     $   18.31
Service Options Forfeited     (17,000)        18.31
                             --------     ---------
Balance, June 30, 1998        214,500     $   18.31
                             ========     =========



         At June 30, 1998, no options were exercisable and 248,199 Units were available for future grants, and the average contractual life remaining was 9.67 years.

         Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has opted to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its unit option plans. No compensation cost has been recognized for the Company's unit option plans. If compensation cost for the Company's stock option plans had been determined based on the fair value method as defined by SFAS No. 123, the Company's pro forma net income for 1997 and 1996 would have approximated $3,763,000 and $2,084,000 respectively, and the basic earnings per Unit would have approximated $1.13 and $.63, respectively.

         The weighted average fair value of options granted in 1998, 1997 and 1996 was $0, $2.05 and $2.62, respectively, per Unit. The fair value is based on the minimum value method with the following assumptions for 1998, 1997 and 1996: risk-free interest rates of 5.51%, 6.26% and 6.24%, respectively, no dividend yield, and a weighted average expected life of the options of 3 years for all years.



9.       DEBT:

         As discussed in Note 2, MCM entered into a five year revolving credit agreement with Chase Manhattan Bank and Bank of America National Trust and Savings Association (the "Agreement") which provides a $30,000,000 facility comprising $25,000,000 of term loans and a $5,000,000 working capital revolving credit facility expiring on February 11, 2003. As of June 30, 1998, $15,000,000 of the credit facility was utilized as a term loan. Repayments of the term loan are to be made as follows, $3,000,000 in 1999 and $4,000,000 in each of the three years ended December 31, 2002.

GLOBAL DECISIONS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The credit agreement requires that GDG comply with certain covenants including the maintenance of certain ratios, and levels of EBITDA and net worth. In addition, GDG is subject to certain limitations on indebtedness, sales of assets, capital expenditures and restricted payments such as dividend payments and capital stock repurchases.

         Loans under this Agreement are collateralized by the assets of MCM, a pledge of all the capital stock of MCM's domestic subsidiaries, a pledge of 65% of the capital stock of MCM's foreign subsidiaries, and unconditional guarantees of GDG, MGI and its subsidiaries.

         The weighted-average interest rate for the period ended June 30, 1998 was 7.03%.

         Based on the borrowing rates currently available to the Company for a credit facility with similar terms and maturities, the fair value of the debt at June 30, 1998, is approximately $15,000,000.

         A subsidiary maintains credit facilities in Japanese yen, which provide financing availability approximating $1,000,000, with variable interest rates. The average interest rate during the six months ended June 30, 1998 and the years ended December 31, 1997 and 1996 was 1.31%, 1.80% and 1.875% respectively. The Company is not required to pay any commitment fees.



10.       PER UNIT AMOUNTS:

         In December 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which modifies the standards for computing and presenting earnings per share (EPS) and requires the dual presentation of a basic EPS and a diluted EPS on the face of the income statement. All prior years presented have been restated to reflect this adoption.

                                                            1998
                                                            ----

         Net income                                      $1,079,000

         Weighted-average units outstanding - basic       4,482,179
         Stock options                                      209,326
                                                         ----------

         Weighted-average units outstanding - diluted     4,691,505

         Diluted earnings per unit                       $     0.23

         Options outstanding at December 31, 1997 and 1996, as shown in Note 8, were excluded from the diluted earnings per Unit calculation because the options' exercise prices were greater than the average fair value during 1997 and 1996.

GLOBAL DECISIONS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      DISCLOSURE OF SEGMENTS:

         Effective January 1, 1998, the Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. MCM and CERA provide services globally in 57 countries and represent the Company's strategic business units.

         MCM and its subsidiaries are providers of specialized on-line financial information and analysis relating to domestic and international debt and currency markets. MCM distributes its products primarily through on-line telecommunications information networks to institutional clients around the world. In addition to its headquarters in New York, MCM has offices in Boston, London, Paris, Tokyo, Hong Kong and Singapore.

         CERA is an international advisory and consulting firm that focuses on the energy industries, including markets geopolitics, structure and strategy. CERA delivers services through retainer advisory services, a series of subscription-based continuous retainer advisory services, consulting, applications, and related services that draw upon its industry expertise. In addition to its headquarters in Cambridge, Massachusetts, CERA has offices in Paris, Oakland, Oslo, Moscow, and Washington, D.C.

         The accounting policies for these reportable segments are the same as those described for the consolidated entity. The Company evaluates the performance of its segments based on revenue and income from operations. There are no intersegment revenues; however, the Company charges a management fee to each of its operating segments.

         The table below presents information about the reported segments for the year ended June 30, 1998. As discussed in Note 2, the Company acquired CERA in 1998, and, accordingly, segment data has only been presented for 1998. Amounts in thousands:

                                                    MGI          CERA        ADJUSTMENTS           TOTAL
                                                    ---          ----        -----------           -----

         SIX MONTHS ENDED JUNE 30, 1998:
            Revenue                             $  21,195     $  15,231      $    -            $    36,426
            Depreciation and amortization             586         1,209           -                  1,795
            Segment operating income                2,527           (30)          -                  2,497
            Interest income                           869            41           (649)(a)             261
            Interest expense                          415           683           (683)(a)             415
            Income (loss) before taxes              2,979          (649)         -                   2,330
            Income taxes                            1,228            23          -                   1,251

            Assets at June 30, 1998                57,219        69,033        (30,094)(b)          96,158

         (a) Primarily the elimination of interest on intercompany debt between CERA and MGI.

         (b) Primarily the elimination of the intercompany debt between MGI and CERA.

GLOBAL DECISIONS GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company provides research and consulting services to various customers in foreign countries. For the six months ended June 30, 1998, and the years ended December 31, 1997, 1996 and 1995, such revenues amounted to $17,107,000, $19,744,000, $17,388,000 and $15,612,000,
         respectively. Outside the United States, no single country would be deemed material for separate disclosure.

         The Company has no single customer representing greater than 10 percent of its revenues.



12.      TRANSITION PERIOD COMPARATIVE DATA:

         The following table presents certain financial information for the six months ended June 30, 1998 and 1997, respectively. As discussed in Note 2, the Company acquired CERA in 1998, and, as a result, the financial information of the Predecessor Company is not comparable. Amounts in thousands, except units and per-unit amounts:

                                       SIX MONTHS ENDED JUNE 30,
                                          1998           1997
                                                     (UNAUDITED)

Revenues                               $   36,426    $   19,834
Operating income                            2,497         3,800
Income before income taxes                  2,330         4,115
Income taxes                                1,251         1,972
Net income                                  1,079         2,143

Net income per LLC Unit:
   Basic                               $     0.24    $     0.65
   Diluted                                   0.23          0.65
Weighted-average units outstanding:
   Basic                                4,482,179     3,319,548
   Diluted                              4,691,505     3,319,548

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the names, ages and positions of the executive officers and members of the Board of Directors of GDG, MGI and CERA as of June 30, 1998. The Boards of Directors of the three companies are comprised of the same individuals.


       NAME                                                 AGE              POSITION
       ----                                                 ---              --------
Alberto Cribiore........................................     52      Director; President, GDG

Gordon McMahon..........................................     45      Director; Vice President and Secretary,
                                                                     GDG

David D. Nixon..........................................     51      Director; Vice President, GDG; President,
                                                                     Chief Executive Officer, Treasurer and
                                                                     Assistant Secretary, MGI

Richard J. Schnall......................................     28      Treasurer, GDG

Chauncey G. Morgan......................................     34      Chief Financial Officer, GDG; Senior Vice
                                                                     President and Chief Financial Officer, MGI

Donald J. Gogel.........................................     49      Director; Vice President, GDG

J. Christopher Jackson..................................     46      Vice President, GDG; Secretary, MGI

Daniel H. Yergin........................................     51      Director; President, CERA

Philippe A. Michelon....................................     60      Managing Director - Operations, CERA

James P. Rosenfield.....................................     41      Managing Director - Head of Business
                                                                     Development, CERA

Joseph A. Stanislaw.....................................     48      Director; Managing Director - Head of
                                                                     Global Research, CERA

Daniel H. Lucking, Jr...................................     51      Senior Director and Chief Financial
                                                                     Officer, CERA

Malcolm A. Cook.........................................     50      Executive Vice President, MGI

Lauretta F. Gell........................................     35      Executive Vice President, MGI

Anthony Napolitano......................................     45      Executive Vice President, MGI

Bruce M. Kamich.........................................     47      Senior Vice President, MGI

Max C. Chapman..........................................     55     Director

Wallace Mathai-Davis....................................     54     Director

Dennis J. McDonnell.....................................     55      Director

Peter Derow.............................................     58      Director

Martin D. Payson........................................     62      Director

Edward G. Jordan........................................     69      Director

The business experience of each of the current executive officers and the members of the Board of Directors of GDG, MGI and CERA is set forth below.

ALBERTO CRIBIORE, DIRECTOR; PRESIDENT, GDG -- Mr. Cribiore has been President and a director of GDG since its inception in June 1997. Mr. Cribiore has been Chairman of the Boards of Directors of MGI and MCM since August 1996.
Mr. Cribiore is also currently the Managing Principal of Brera. Mr. Cribiore was a principal of Clayton, Dubilier & Rice, Inc. ("CD&R") from 1985 to March 1997 and was a President of CD&R from 1995 to March 1997. Mr. Cribiore was also a general partner of Clayton & Dubilier Associates IV Limited Partnership, a Connecticut limited partnership and the general partner of C&D Fund IV ("Associates IV"), the majority LLC Unit holder of GDG, until March 31, 1997, and retains an equity interest in Associates IV. In December 1995 and October 1995, respectively, Mr. Cribiore became a director of Riverwood Holding, Inc. and RIC Holding, Inc., and in March 1996 he became a director of Riverwood International Corporation.

GORDON MCMAHON, DIRECTOR; VICE PRESIDENT AND SECRETARY, GDG -- Mr. McMahon has been a director of CERA since the Merger in February of this year. Mr. McMahon has been Vice President, Secretary and a director of GDG since its inception in June 1997. Mr. McMahon has been a director of MGI and MCM since April 1997. Mr. McMahon is a principal of Brera. Mr. McMahon was a professional employee of CD&R from May 1996 to March 1997. Prior to joining CD&R, Mr. McMahon was a limited partner of Goldman Sachs from 1993 to 1996 and a general partner of Goldman Sachs from 1984 to 1993. Mr. McMahon is also a director of Automation, Inc. and a member of the Advisory Board of Affordable Residential Communities, L.P.

DAVID D. NIXON, DIRECTOR; VICE PRESIDENT, GDG; PRESIDENT, CHIEF EXECUTIVE OFFICER, TREASURER AND ASSISTANT SECRETARY, MGI -- Mr. Nixon has been a director of GDG, MGI and CERA since the Merger in February of this year. Mr. Nixon has been Vice President of GDG since its inception in June 1997. Mr. Nixon started at MCM in September 1985 as Senior Vice President and became President in 1991. In 1991 he left this position to serve as Executive Vice President at Fitch Investor Services. He returned to MCM in May 1995 to be the President, Chief Operating Officer and Director, and was appointed President and Chief Executive Officer, Treasurer and Assistant Secretary of MGI and MCM in August 1996.

RICHARD J. SCHNALL, TREASURER, GDG -- Mr. Schnall has served as Treasurer of GDG since its inception in June 1997. Since June 1996, Mr. Schnall has been a professional employee of CD&R. He was formerly with Smith Barney, Donaldson, Lufkin & Jenrette and McKinsey & Co. Mr. Schnall is a graduate of the University of Pennsylvania and the Harvard Business School.


CHAUNCEY G. MORGAN, CHIEF FINANCIAL OFFICER, GDG; SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER, MGI -- Mr. Morgan has been Chief Financial Officer of GDG since the Merger in February of this year. Mr. Morgan joined MCM in 1997 as a Senior Vice President to MCM and MGI. Mr. Morgan has worldwide responsibility for MCM's finance, accounting, budgeting, tax and treasury functions. He previously served as a Director of Business Development and Assistant Treasurer in the Finance Department of News Corporation.

DONALD J. GOGEL, DIRECTOR; VICE PRESIDENT, GDG -- Mr. Gogel has been a director of CERA since the Merger in February of this year. Mr. Gogel has been Vice President and a director of GDG since its inception in June 1997. Mr. Gogel has been a director of MGI and MCM since August 1996. Mr. Gogel is currently President of CD&R and has been a principal of CD&R since he joined the firm in 1989. He is a general partner of Associates IV. Mr. Gogel is also a director of A.P.S., Inc. and its parent APS Holding, Inc., and Alliant Foodservice, Inc. and its parent CDRF Holding, Inc., each of which is a corporation in which C&D Fund IV has invested. Mr. Gogel also serves as a director of TurboChef, Inc. and Kinko's, Inc.

J. CHRISTOPHER JACKSON, VICE PRESIDENT, GDG; SECRETARY, MGI -- Mr. Jackson has served as Vice-President of GDG since December, 1997 and as Secretary of MGI and MCM since August 1996. Mr. Jackson serves as Senior Vice President and General Counsel of Hansberger Global Investors, Inc. in Fort Lauderdale, Florida. He previously worked for Van Kampen American Capital, Inc. Mr. Jackson received a B.A. Degree in Economics from Illinois Wesleyan University, his M.A. in Economics from Northern Illinois University and his J.D. from the University of Tulsa.

DANIEL H. YERGIN, DIRECTOR; PRESIDENT, CERA -- Dr. Yergin has been a director of GDG and MGI since the Merger in February of this year. Dr. Yergin, a co-founder of CERA, has been President and a director of CERA since 1983. Dr. Yergin received the 1992 Pulitzer Prize for General Nonfiction for his work The Prize:
The Epic Quest for Oil, Money & Power. He was formerly a professor at the Harvard Business School and the Kennedy School of Government at Harvard University. Dr. Yergin is a graduate of Yale University and received his Ph.D. in international relations from The University of Cambridge in England. Dr. Yergin was a Marshall scholar. He is the co-author, with Thane Gustafson, of Russia 2010 and, with Dr. Stanislaw, of the forthcoming The

Commanding Heights: The Battle Between Government and Markets that is Remaking the Modern World.

PHILIPPE A. MICHELON, MANAGING DIRECTOR - OPERATIONS, CERA -- Mr. Michelon has been a Managing Director of CERA since 1993. Mr. Michelon was formerly Corporate Vice President of SRI International (previously Stanford Research Institute) and Executive Director of its Process Industries Division. Mr. Michelon received a B.S., summa cum laude, in chemical engineering from INSA, Lyons, holds an M.S. in chemical engineering from ENSPM, Paris, and holds an M.B.A. from the University of Pittsburgh.

JAMES P. ROSENFIELD, MANAGING DIRECTOR - HEAD OF BUSINESS DEVELOPMENT, CERA -- Mr. Rosenfield, a co-founder of CERA, has been a Managing Director and a director of CERA since 1983. Mr. Rosenfield is responsible for CERA's worldwide business development, new products and services and commercial operations. Mr. Rosenfield attended Harvard College and holds an M.B.A. from Boston University.

JOSEPH A. STANISLAW, DIRECTOR; MANAGING DIRECTOR AND HEAD OF GLOBAL RESEARCH - CERA -- Dr. Stanislaw has been a director of GDG and MGI since the Merger in February of this year. Dr. Stanislaw, a co-founder of CERA, has been a Managing Director and a director of CERA since 1983. Dr. Stanislaw was formerly Senior Oil Economist at the International Energy Agency. He was also a professor at Cambridge University. Dr. Stanislaw is a graduate of Harvard College and received a Ph.D. in economics from Edinburgh University. He is the co-author, with Dr. Yergin, of the forthcoming The Commanding Heights: The Battle Between Government and Markets that is Remaking the Modern World.

DANIEL H. LUCKING, JR., SENIOR DIRECTOR AND CHIEF FINANCIAL OFFICER, CERA -- Mr. Lucking has been Senior Director and Chief Financial Officer of CERA since 1992. He previously was Vice President, Corporate Controller of the Forum Corporation and prior to that, a Manager with Arthur Andersen & Co. Mr. Lucking is a graduate of the College of the Holy Cross.

MALCOLM A. COOK, EXECUTIVE VICE PRESIDENT, MGI -- Mr. Cook started with MCM in February 1986 as Vice President and was elected Senior Vice President of MGI in August 1996. Mr. Cook is also the Managing Director of MCM Europe and President, Director General of MCM S.A., with overall responsibility for European operations.

LAURETTA F. GELL, EXECUTIVE VICE PRESIDENT, MGI -- Ms. Gell joined MCM in 1987 and was elected Senior Vice President of MGI in August 1996. Ms. Gell has primary responsibility for CurrencyWatch,(R) YieldWatch(R) and OptionWatch(R).

ANTHONY NAPOLITANO, EXECUTIVE VICE PRESIDENT, MGI -- Mr. Napolitano joined MCM as a market analyst in 1985 and was elected Senior Vice President of MGI in August 1996. Mr. Napolitano has primary responsibility for CorporateWatch(R).

BRUCE M. KAMICH, SENIOR VICE PRESIDENT, MGI -- Mr. Kamich joined MCM as a technical analyst in 1985. He was elected Senior Vice President of MGI in August 1996. Mr. Kamich oversees TradeWatch(R) and co-manages MoneyWatch(R).

MAX C. CHAPMAN, DIRECTOR -- Mr. Chapman has been a director of GDG and CERA since the Merger in February of this year and a director of MGI since August 1996. He has been Co-Chairman of Nomura Securities International, Inc. and Nomura Holding America Inc. since 1989, Chief Executive Officer since 1992, and director of The Nomura Securities Co., Ltd. since 1990. Mr. Chapman is also a member of the Board of Directors of the American Stock Exchange; a Trustee of the Endowment Fund and Investment Fund of the University of North Carolina at Chapel Hill; a member of the Bond Club; a Director of the Futures Industry Association; and in May 1989, was elected to the Board of Directors of O'Sullivan Corporation, an American Stock Exchange Company, and has served as a director of the Chicago Mercantile Exchange. Mr. Chapman received his B.A. from the University of North Carolina and an M.B.A. from Columbia University.

WALLACE MATHAI-DAVIS, DIRECTOR -- Mr. Mathai-Davis has been a director of GDG and CERA since the Merger in February of this year and a director of MGI since December 1996. Mr. Mathai-Davis is the Corporate Secretary and Chief Financial Officer, a Managing Director, shareholder and a member of the Management Committee of OFFITBANK. He joined OFFITBANK in 1986. Mr. Mathai-Davis graduated with a B.A. maxima cum laude from the University of Notre Dame in 1966. He holds both an M.A. (1972) and a Ph.D. (1974) from Princeton University. He is a member of the New York Academy of Sciences. Currently he is the Treasurer of the Board of Trustees of The Cathedral of St. John the Divine and a Director of the Public Education Association.

DENNIS J. MCDONNELL, DIRECTOR -- Mr. McDonnell has been a director of GDG and CERA since the Merger in February of this year and a director of MGI since August 1996. Mr. McDonnell has been a director of VK/AC and VKAC, Inc. since February 1993 and has been an Executive Vice President of VK/AC and VKAC, Inc. since December 1993. Mr. McDonnell has been with VK/AC since 1983 and, from the acquisition of MCM in 1985 until August 1996, served as Chairman of the Board of MCM. Mr. McDonnell received his M.A. degree in Economic Theory for UCLA and his B.S. degree in Economics from Loyola University of Chicago. Mr. McDonnell serves on the Investment Advisers Committee of the Investment Company Institute.

PETER A. DEROW, DIRECTOR -- Mr. Derow has been a director of GDG, MGI and CERA since April 1998. He also serves as a director and advisor to a number of private corporations and non-profit organizations. From 1988 to 1997, he served as President and Chief Executive of Institutional Investor, Inc., prior to which he was President and Chief Executive of the CBS, Inc. Publishing Group and Newsweek, Inc. Mr. Derow served as a director of both CBS, Inc. and the Washington Post Company. Mr. Derow received both his AB and MBA degrees from Harvard University.

MARTIN D. PAYSON, DIRECTOR -- Mr. Payson has been a director of GDG and CERA since the Merger in February of this year and continues to serve as a director of MGI and MCM. Mr. Payson has had a distinguished business career, most recently serving as Vice President of Time Warner Inc. He serves on the board of directors of several corporations and non-profit organizations and brings significant expertise to MGI. Mr. Payson received his AB degree from Cornell and his LL.B. degree Cum Laude from New York University School of Law.

EDWARD G. JORDAN, DIRECTOR -- Mr. Jordan has been a director of GDG, MGI and CERA since the Merger in February of this year. Mr. Jordan had previously served as a director of and consultant to CERA until June 1997. From 1975 to 1980, he was Chairman and Chief Executive Officer of Consolidated Rail Corporation ("Conrail"). After leaving Conrail, Mr. Jordan was Dean of the Graduate School of Business Administration at Cornell University and President of the American College. Mr. Jordan presently serves as a director of ARA Services, the Budd Company, Pittston Company, ACME Steel, and Mission Research Corp. and as a member of the U.S. National Planning Association. Mr. Jordan received his B.A. from the University of California at Berkeley and his M.B.A. from Stanford University's Graduate School of Business.

Each officer of GDG, MGI and CERA serves at the discretion of the Board of Directors of GDG, MGI and CERA, respectively. There are no family relationships among any of the directors and executive officers of GDG, MGI or CERA.

BOARD COMPENSATION

The current directors of GDG do not receive any direct compensation from GDG. MGI and CERA pay or cause to be paid to their non-employee directors who are not C&D Fund IV Nominees $15,000 per annum and $1,000 per meeting of the Board attended and will reimburse such directors (or cause them to be reimbursed) for their out-of-pocket expenses incurred in attending meetings. In addition, the non-employee directors may participate in either the CERA Option Plan or the MGI Option Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board of Directors of GDG does not have, and it is not currently expected that it will have, a compensation committee. The Board of Directors of each of MGI and CERA has a Compensation Committee, which will make recommendations concerning salaries and incentive compensation for employees of and consultants to MGI and CERA, respectively, and will administer and grant Units, options for Units and awards pursuant to MGI's and CERA's, respectively, equity incentive plans.

Compliance with Section 16(a) of the Exchange Act. Not applicable.

Item 11. EXECUTIVE COMPENSATION

As discussed in the Business, GDG has no operations which are separate from those of its subsidiaries, MGI and CERA. Therefore, the following table sets forth the compensation for the fiscal year ended June 30, 1998 of MGI's President and Chief Executive Officer, CERA's President and the four other most highly compensated executive officers of GDG and its subsidiaries whose annual cash compensation for such fiscal year exceeded $100,000 (collectively, the "Named Executives"):

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION


                                                                                       All Other
Name and Principal Position            Year        Salary(1)           Bonus         Compensation
---------------------------            ----        ---------           -----         ------------
David D. Nixon ................        1998        $262,500           $375,000        $ 74,823(2)
President and CEO, MGI

Daniel H. Yergin ..............        1998        $336,191                 --        $ 35,286(3)
President, CERA

Malcolm A. Cook ...............        1998        $199,579(4)        $195,503        $ 19,958(5)
Executive Vice President, MGI

Philippe A. Michelon ..........        1998        $300,000           $ 50,000        $376,448(3)
Managing Director - Operations,
CERA

Anthony Napolitano ............        1998        $134,000           $206,614        $ 39,950(2)
Executive Vice President, MGI

Joseph A Stanislaw ............        1998        $320,000                 --        $ 85,038(3)
Managing Director and Head of
Global Research, CERA

James P. Rosenfield ...........        1998        $320,000                 --        $ 28,549(3)
Managing  Director - Head of
Business Development, CERA

(1) Amounts include salary deferral contributions by Messrs. Nixon, Cook and Napolitano to MGI's qualified and nonqualified profit sharing plans.

(2) Amounts shown are for profit sharing contributions and book entry credits to MGI's nonqualified profit sharing plans for 1998.

(3) Amounts include the dollar value of insurance premiums paid by CERA and 401(k) matching contributions. Such amounts also include, in the case of Mr. Stanislaw, a cost of living adjustment and governmental fees due to his overseas assignment and, in the case of Mr. Michelon, a grant of LLC Units and additional cash compensation at the time of the Merger.

(4) Amounts shown have been converted from British pounds into U.S. dollars based on an exchange ratio of 1.65 U.S. dollars for each British pound.

(5)    Amounts include book entries for certain U.K. retirement obligations.

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information regarding option grants by GDG to each of the Named Executives during the fiscal year ended June 30, 1998:



                                                                                                    Potential Realizable
                                                                                                       Value of Assumed
                                                                                                    Annual Rates of Stock
                                                                                                    Price Appreciation for
                                          Individual Grants                                              Option Term
                            ---------------------------------------------------------         ------------------------------
                              Number of     % of Total
                             Securities       Options
                             Underlying       Granted        Exercise
                              Options      to Employees in   or Base       Expiration
     Name                     Granted        Fiscal Year      Price           Date                   5%                10%
     ----                     -------        -----------      -----           ----                   --                ---
David D. Nixon........            --             --            N/A             N/A                    --                --


Daniel H. Yergin .....            --             --            N/A             N/A                    --                --


Malcolm A. Cook ......            --             --            N/A             N/A                    --                --


Philippe A. Michelon..        17,000              6.5          $18.31          2/12/08          $195,756          $496,084


Anthony Napolitano....            --             --            N/A             N/A                    --                --


Joseph A Stanislaw....            --             --            N/A             N/A                    --                --


James P. Rosenfield...            --             --            N/A             N/A                    --                --

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 Security Ownership of Certain Beneficial Owners

The following table sets forth, as of June 30, 1998, the beneficial owners of more than 5% of GDG's LLC Units.


                                                                        Amount and Nature of           Percent of
Name of Beneficial Owner                                                Beneficial Ownership              Class
------------------------                                                --------------------              -----
Daniel H. Yergin                                                          497,238 LLC Units               9.2%

Joseph A. Stanislaw                                                       362,181 LLC Units               6.7%

James P. Rosenfield                                                       362,181 LLC Units               6.7%

The Clayton and Dubilier Private Equity                              2,742,806(1) LLC Units              51.0%
Fund IV Limited Partnership


                        Security Ownership of Management

The following table sets forth, as of June 30, 1998, the number of LLC Units beneficially owned by all directors of GDG, the named executive officers of GDG and the directors and executive officers as a group:


                                                                        Amount and Nature of           Percent of
Name of Beneficial Owner                                                Beneficial Ownership             Class
------------------------                                                --------------------             -----
Alberto Cribiore (1)(2)                                                  -------------------              ----

Max C. Chapman                                                               1,300 LLC Units                 *

Peter Derow                                                              -------------------              ----

Wallace Mathai-Davis                                                         7,167 LLC Units                *

Donald G. Gogel(1)                                                       -------------------              ----

Edward Jordan                                                            14,132(3) LLC Units                *

Dennis J. McDonnell                                                         19,732 LLC Units                *

Gordon McMahon                                                               1,300 LLC Units                *

David D. Nixon                                                           34,604(3) LLC Units                *

                                                                           Amount and Nature of     Percent of
Name of Beneficial Owner                                                   Beneficial Ownership        Class
------------------------                                                   --------------------        -----

Martin D. Payson                                                              9,556 LLC Units             *

Joseph Stanislaw                                                            362,181 LLC Units            6.7%

Daniel H. Yergin                                                            497,238 LLC Units            9.2%

Anthony Napolitano                                                          20,770(3) LLC Units           *

Malcolm A. Cook                                                             20,770(3) LLC Units           *

Philippe A. Michelon                                                         11,250 LLC Units             *

James P. Rosenfield                                                         362,181 LLC Units            6.7%

Directors and Executive Officers                                          1,362,181 LLC Units           25.3%
as a group


       (1) B. Charles Ames, William A. Barbe, Donald J. Gogel, Leon J. Hendrix, Jr., Hubbard C. Howe, Andrall E. Pearson and Joseph L. Rice, III may be deemed to share beneficial ownership of the LLC Units owned of record by C&D Fund IV by virtue of their status as general partners of Associates IV, but each expressly disclaims such beneficial ownership of the LLC Units owned by C&D Fund IV. Messrs. Ames, Barbe, Gogel, Hendrix, Howe, Pearson and Rice share investment and voting power with respect to securities owned by C&D Fund IV. Mr. Cribiore has withdrawn as a general partner of Associates IV, effective as of March 31, 1997, but retains his economic interest in Associates IV with respect to investments by C&D Fund IV while Mr. Cribiore was a partner of Associates IV, including his indirect interest in the LLC Units owned of record by C&D Fund IV.

       (2) Mr. Cribiore may be deemed to share beneficial ownership of the LLC Units which Brera will have the right to acquire upon exercise of the Brera Options by virtue of his status as a principal of Brera, but he expressly disclaims such beneficial ownership of the securities owned by Brera. For purposes of this table, the LLC Units have been allocated to Mr. Cribiore. Mr. Cribiore has investment and voting power with respect to securities owned by Brera.

       (3) Includes LLC Units that the individuals have a right to acquire upon exercise of currently exercisable LLC Unit Options.


Edward Jordan                      11,132                Anthony Napolitano                       4,048

David Nixon                         6,937                Malcolm Cook                             4,048

       *     Indicates less than 1%.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

C&D Fund IV, GDG's largest LLC Unit holder, is a private investment fund managed by CD&R. Amounts contributed to C&D Fund IV by its limited partners are invested at the discretion of Associates IV, in equity or equity-related securities of entities formed to effect leveraged buy-out transactions and in the equity of corporations and other entities where the infusion of capital coupled with the provision of managerial assistance by CD&R can be expected to generate returns on the investments comparable to returns historically achieved in leveraged buy-out transactions. Associates IV is the general partner of C&D Fund IV. Donald J. Gogel, President and a shareholder of CD&R and a general partner of Associates IV, serves as a director of MGI, MCM, Inc., CERA and GDG.

CD&R provides managerial and financial advisory services to MGI and to CERA, pursuant to a Consulting Agreement, dated as of August 31, 1996 (as amended, the "Consulting Agreement"), among CD&R, MGI, MCM, Inc. and CERA. Under the Consulting Agreement, CD&R is entitled to receive an annual fee of $150,000, together with reimbursement of out-of-pocket expenses.

Pursuant to the Cribiore Services Agreement, in exchange for a fee equal to the sum of the amount of any management fee paid to CD&R under the Consulting Agreement (for so long as Mr. Cribiore serves as the Chairman of the Board of each of MGI and MCM, Inc.) and certain other amounts, Brera has been providing the services of Mr. Cribiore to assist CD&R in providing managerial and financial consulting services under the Consulting Agreement, among other matters. Brera has made and may continue to make other Brera employees, including Mr. McMahon, available to assist Mr. Cribiore in providing such services. In addition to the assistance provided pursuant to the Cribiore Services Agreement, Brera provided financial advisory services to MCM with respect to the structuring and negotiation of the Merger and related transactions, including the financing thereof and certain executive compensation arrangements. The Brera Options were granted to Brera in return for such financial advisory services. Mr. Cribiore is managing principal of Brera and Mr. McMahon is principal of Brera.

CD&R, C&D Fund IV, MGI and CERA are parties to an indemnification agreement, pursuant to which MGI and CERA have agreed to indemnify CD&R, C&D Fund IV, Associates IV and their respective directors, officers, partners, employees, agents and controlling persons against certain liabilities arising under the federal securities laws, other laws regulating the business of MGI and CERA and certain other claims and liabilities.

Messrs. Yergin, Rosenfield, Stanislaw and I. C. Bupp and Mr. Raymond Vernon, a director of CERA until June 1997, entered into an indemnification agreement, pursuant to which Messrs. Yergin, Rosenfield, Stanislaw and Bupp agreed to indemnify Mr. Vernon against all expenses, judgments, fines and penalties incurred by Mr. Vernon in the event that he was or is a party, or is threatened to be made a party, to certain actions by reason of the fact that he is or was a director or officer of CERA or any its affiliates. The agreement also contains certain provisions which set forth the procedures for obtaining indemnification. The term of the agreement shall terminate no earlier than three years after the date on which Mr. Vernon ceased to be a director or officer of CERA and any of its affiliates.

Messrs. Yergin, Rosenfield, Stanislaw and Bupp and Mr. Edward G. Jordan, a director of CERA until June 1997, entered into an indemnification agreement, pursuant to which Messrs. Yergin, Rosenfield, Stanislaw and Bupp agreed to indemnify Mr. Jordan against all expenses, judgments, fines and penalties incurred by Mr. Jordan in the event that he was or is a party, or is threatened to be made a party, to certain actions by reason of the fact that he is or was a director or officer of CERA or any its affiliates. The agreement also contains certain provisions which set forth the procedures for obtaining indemnification. The term of the agreement shall terminate no earlier than three years after the date on which Mr. Jordan ceased to be a director or officer of CERA and any of its affiliates.

CERA made loans to certain of its executive officers in amounts in excess of $60,000 since the beginning of CERA's last fiscal year. In December 1997, CERA made loans to Messrs. Yergin, Rosenfield and Stanislaw in the amount of $150,000, $50,000 and $150,000, respectively. In January 1998, CERA made loans to Messrs. Yergin, Rosenfield and Stanislaw in the amount of $375,000, $250,000 and $292,000, respectively. Each of Messrs. Yergin, Rosenfield and Stanislaw is an executive officer of CERA. The largest aggregate amount of indebtedness to CERA outstanding at any time since the beginning of CERA's last fiscal year was $525,000, $300,000 and $442,000 for Messrs. Yergin, Rosenfield and Stanislaw, respectively. These loans were made by CERA to these executive officers in order to provide such individuals with the funds necessary to satisfy their income tax liabilities. Each of the loans was evidenced by a short-term demand note and bore interest at the rate of the lowest short-term applicable federal rate as determined under Section 1274 of the Code. All of these loans were repaid by Messrs. Yergin, Rosenfield and Stanislaw in February, 1998.

     GDG conducts its business through office space located at 590 Madison Avenue, New York, which MCM, Inc. permits it to use. MCM, Inc. licenses this office space from Brera pursuant to a license agreement dated August 10, 1998.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                 EXHIBIT INDEX

Exhibit
  No.                              Description
-------                            -----------

2.1*** Plan of Merger and Exchange Agreement dated as of August 1, 1997, among MCM Group, Inc., Global Decisions Group LLC, GDG Merger
               Corporation, certain stockholders of Cambridge Energy Research
               Associates, Inc., and The Goldman Sachs Group, L.P.

3.1***         Certificate of Formation of Global Decisions Group LLC.

3.2***         Limited Liability Company Agreement of Global Decisions Group
               LLC, dated June 13, 1997.

3.3*** Form of Amended and Restated Limited Liability Company Agreement of Global Decisions Group LLC.

4.1*** Form of Bailment Agreement between Global Decisions Group LLC, as bailee thereunder, and each of the holders of Units.

10.1***        Secured Grid Note between Cambridge Trust Company and Cambridge
               Energy Research Associates Limited Partnership, dated March 25,
               1997.

10.2***        Inventory and Accounts Receivable Security Agreement between
               Cambridge Trust Company and Cambridge Energy Research Associates
               Limited Partnership, dated December 11, 1995.

10.3***        Lease agreement between the Trustees of KSA Realty Trust and
               Cambridge Energy Research Associates Limited Partnership, dated
               July 27, 1995 as amended by letter agreement dated September 26, 1995 and First Amendment to Lease dated September 26, 1995.

10.4***        Advisory Agreement between Cambridge Energy Research Associates
               Limited Partnership and The Goldman Sachs Group, L.P., dated
               November 30, 1994.

10.5*** Form of Employment Agreement to be entered into between CERA and each of Daniel H. Yergin, James P. Rosenfield and Joseph A.
               Stanislaw.


Exhibit No.                                Description
-----------                                -----------

 10.6*** Letter Agreement between Philippe A. Michelon and CERA dated July 2, 1993, as amended by letter agreement dated February 24, 1995.

 10.7*** Severance agreement between Daniel H. Lucking, Jr. and CERA dated September 21, 1994, as amended.

 10.8*** Registration and Participation Agreement, dated as of August 31, 1996, among MGI and each of the MGI stockholders a party thereto.

 10.9*** Interim Services Agreement, dated as of August 31, 1996, among VK/AC Holding, Inc., Van Kampen American Capital Inc., MGI and MCM.

 10.10*** Tax Sharing Agreement, dated as of August 31, 1996, among VK/AC Holding, Inc., MGI and MCM.

 10.11*** Indemnification Agreement, dated as of August 31, 1996, among MGI, MCM, CD&R, and C&D Fund IV.

 10.12*** Consulting Agreement, dated as of August 31, 1996, among MGI, MCM and CD&R.

 10.13*** Indemnification Agreement, dated as of August 31, 1996, made by MCM in favor of VK/AC and Morgan Stanley Group Inc.

 10.14*** Employment Agreement, dated as of August 31, 1996, among MGI, MCM, and David D. Nixon.

 10.15***   Service Agreement between MCM Europe, MGI and Malcolm Alan Cook.

 10.16*** Employment Agreement, dated as of August 31, 1996, among MGI, MCM and Anthony Napolitano.

 10.17***   Service Agreement between MCM Europe, MGI and Lauretta F. Gell.

 10.18*** Optional Service Delivery Agreement, dated as of January 1, 1992, between MCM and Telerate Systems Incorporated.

 10.19*** Letter Agreement, dated November 11, 1996, between Dow Jones Telerate and MCM.

 10.20*** Optional Service Delivery Agreement, dated May 1, 1991, between Telerate Systems Incorporated and Fintrend S.A.

 10.21*** Optional Service Delivery Agreement, dated July 1, 1993, between Reuters Limited and MCM.

 10.22*** Direct Feed Delivery Agreement, dated July 1, 1993, between Reuters Limited and MCM.

 10.23*** Amendment, dated as of October 31, 1995, between Reuters Limited and MCM.

Exhibit
  No.                              Description
--------                           -----------

10.24*** Optional Service Delivery Agreement, dated July 1, 1993, between MCM and Knight-Ridder Financial, Inc.

10.25*** Optional Service Delivery Agreement, dated August 18, 1993, between MCM and Bloomberg L.P.

10.26*** Optional Service Delivery Agreement, dated February 28, 1995, between MCM and MVIs Corporation, d/b/a Market Vision.

10.27*** Optional Service Delivery Agreement, dated April 1, 1996, between ADP Financial Information Services, Inc. ("ADP") and MCM.

10.28*** Letter Agreement, dated April 10, 1997, between ADP and MCM, amending the Optional Service Delivery Agreement, dated April 1, 1996, between ADP and MCM.

10.29*** Agreement to Supply Information, dated July 1, 1995, between MCM Asia Pacific and Kabushiki Kaisha Quick.

10.30*** Service Agreement, dated as of June 1, 1993, by and between MCM and KIS.

10.31*** Amendment to Services Agreement, dated as of July 1, 1995, by and between MCM and KIS.

10.32*** Amendment to Service Agreement, dated as of August 16, 1996, by and between MCM and KIS.

10.33*** Software License Agreement, dated as of June 1, 1993, by and between MCM and KIS.

10.34*** Option Agreement, dated as of June 1, 1993, by and between MCM and KIS.

10.35*** Lease, dated as of December 7, 1993, between The Chase Manhattan Bank and MCM.

10.36.1***  Form of CERA LLC Unit Grant Plan to be adopted upon consummation of the Merger and the Exchange.

10.36.2***  Form of CERA LLC Unit Grant Agreement entered into with each of the participants in the CERA LLC Unit Grant Plan.

10.37*** Form of CERA LLC Unit Option Plan to be adopted upon consummation of the Merger and the Exchange.

10.38*** Form of Contingent Option Agreement between Global Decisions Group LLC and Stockholders.

10.39***    MGI Special Stock Option Plan.

10.40***    MGI Stock Option Plan.

10.41***    MCM Group, Inc. LLC Unit Option Plan.

10.42*** Form of Option Agreement to be entered into between Brera Capital Partners, LLC and MGI.

10.43*** Form of Option Agreement to be entered into between Edward Jordan and CERA.

10.44*** Consulting Agreement, dated as of October 1, 1997, among MGI, CERA and Peter Derow.

10.45 License Agreement between Brera Capital Partners LLC and McCarthy, Crisanti & Maffei, Inc. dated August 10, 1998.

10.46 Lease Agreement between the Trustees of KSA Realty Trust and Cambridge Energy Research Associates, Inc. dated November 17, 1997.

10.47 Credit Agreement, dated February 12, 1998, among McCarthy, Crisanti & Maffei, Inc., Global Decisions Group LLC and certain lenders listed therein and the Chase Manhattan Bank.

10.48 Guarantee and Collateral Agreement, dated February 11, 1998 among MCM, MGI, the Parent and the Chase Manhattan Bank.

10.49 Trademark Security Agreement, dated February 11, 1998, among MGI, the Parent and the Chase Manhattan Bank.

10.50       CERA Revolving Note, dated February 11, 1998.

10.51       CERA Demand Term Note, dated February 11, 1998.

16*** Letter of KPMG Peat Marwick LLP concerning change in certifying accountant.

21.1***     Subsidiaries of the Registrant.

Exhibit
 No.                     Description
-------                  -----------
27                       Financial Data Schedule.

--------------------
*** Incorporated by reference to the relevant exhibit to GDG's Registration
    Statement filed with the Securities and Exchange Commission (the "SEC") on January 29, 1998, File No. 333-34477


FINANCIAL STATEMENTS

See Item 8, beginning on page 27.

REPORTS ON FORM 8-K

No report on Form 8-K has been filed by GDG during the last quarter of the period covered by this report.

GLOBAL DECISIONS GROUP LLC

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the six months ended June 30, 1998, and the years ended December 31, 1997, 1996 and 1995 (in 000's)


                                            BALANCE                ADDITIONS
                                           BEGINNING       CHARGED TO       CHARGED                            BALANCE
                                               OF            COSTS &        TO OTHER                          AT END OF
             DESCRIPTION                     PERIOD         EXPENSES        ACCOUNTS        DEDUCTIONS          PERIOD
             -----------                     ------         --------        --------        ----------         -------
Allowance for doubtful accounts:
  For the six months  ended June 30, 1998  $    307       $     -           $  300*         $     (28)**       $   579
  For the years ended December 31,              200            300              -                (193)**           307
    1997                                        159            275              -                (234)**           200
    1996                                         70            157              -                 (68)**           159
    1995

*  Amount attributable to the purchase of CERA, Inc.

** Amounts written off as uncollectable payments or recoveries.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York as of the 12th day of October, 1998.

                                   GLOBAL DECISIONS GROUP LLC



                                   By: /s/ Gordon McMahon
                                       --------------------------------
                                       Gordon McMahon
                                       Vice President and Secretary



                        SIGNATURES AND POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURES                      TITLE                         DATE
        ----------                      -----                         ----
/s/ Alberto Cribiore             Director and President          October 12, 1998
----------------------------     (Principal Executive Officer)
    Alberto Cribiore

/s/ Chauncey Morgan              Chief Financial Officer         October 12, 1998
----------------------------     (Principal Financial Officer)
    Chauncey Morgan

/s/ Richard J. Schnall           Treasurer                       October 12, 1998
----------------------------     (Principal Financial Officer)
    Richard J. Schnall

/s/ Gordon McMahon               Director and Vice President,    October 12, 1998
----------------------------     and Secretary
    Gordon McMahon

/s/ David Nixon                  Director and Vice President     October 12, 1998
----------------------------
    David Nixon


        SIGNATURES                      TITLE                         DATE
        ----------                      -----                         ----
/s/ Donald J. Gogel              Director and Vice President     October 12, 1998
----------------------------
    Donald J. Gogel

/s/ Peter Derow                  Director                        October 12, 1998
----------------------------
    Peter Derow

/s/ Martin D. Payson             Director                        October 12, 1998
----------------------------
    Martin D. Payson


/s/ Wallace Mathai-Davis         Director                        October 12, 1998
----------------------------
    Wallace Mathai-Davis


/s/ Dennis McDonnell             Director                        October 12, 1998
----------------------------
    Dennis J. McDonnell


                                EXHIBIT INDEX
                                -------------


Exhibit
  No.                              Description
--------                           -----------

10.45 License Agreement between Brera Capital Partners LLC and McCarthy, Crisanti & Maffei, Inc. dated August 10, 1998.

10.46 Lease Agreement between the Trustees of KSA Realty Trust and Cambridge Energy Research Associates, Inc. dated November 17, 1997.

10.47 Credit Agreement, dated February 12, 1998, among McCarthy, Crisanti & Maffei, Inc., Global Decisions Group LLC and certain lenders listed therein and the Chase Manhattan Bank.

10.48 Guarantee and Collateral Agreement, dated February 11, 1998 among MCM, MGI, the Parent and the Chase Manhattan Bank.

10.49 Trademark Security Agreement, dated February 11, 1998, among MGI, the Parent and the Chase Manhattan Bank.

10.50       CERA Revolving Note, dated February 11, 1998.

10.51       CERA Demand Term Note, dated February 11, 1998.

27          Financial Data Schedule.